Form 10-Q
period 1997-03-31
RACI HOLDING INC
filed 1997-06-25
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997...................................
                                       OR
[ ] TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from............................. to .................

    Commission file number ......333-4520.......................................
 .....................................RACI HOLDING, INC..........................
             (Exact name of registrant as specified in its charter)
 ...................Delaware ...............    .............51-0350929..........
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

                              870 Remington Drive
                                  P.O. Box 700
 ...............................Madison, North Carolina 27025-0700...............
                    (Address of principal executive offices)
                                   (Zip Code)
 ................................(910) 548-8700..................................
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes.....     No...X...

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $.01 per share, outstanding at
June 15, 1997                                               750,000 shares

Class B Common Stock, par value $.01 per share, outstanding at
June 15, 1997                                               0 shares

                      PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

RACI Holding, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in Millions except per share and share data)                      March 31,                  December 31,
                                                                              1997                        1996
                                                                     --------------------        ---------------------
                                                                          (Unaudited)
      ASSETS
      ------
      Current Assets
      --------------
      Cash and Cash Equivalents                                       $                3.4        $                 9.6
      Accounts Receivable Trade - net                                                116.9                         71.1
      Inventories                                                                    104.1                        101.9
      Supplies                                                                        13.6                         13.9
      Prepaid Expenses and Other Current Assets                                       10.1                         10.7
      Deferred Income Taxes                                                           10.9                         13.4
                                                                      --------------------        ---------------------
        Total Current Assets                                                         259.0                        220.6

      Property, Plant and Equipment - Net                                             96.4                         98.4
      Intangibles and Debt Issuance Costs - net                                       95.6                         96.4
      Deferred Income Taxes                                                           17.1                         14.0
      Other Noncurrent Assets                                                          5.2                          5.6
                                                                      --------------------        ---------------------
        Total Assets                                                  $              473.3        $               435.0
                                                                      ====================        =====================


      ----------------------------------------------------------------------------------------------------------------
      LIABILITIES AND SHAREHOLDER'S EQUITY
      ------------------------------------
      Current Liabilities
      -------------------
      Accounts Payable                                                $               29.9        $                32.9
      Short-Term Debt                                                                  0.9                          1.2
      Current Portion of Long-Term Debt                                               20.8                         20.9
      Product and Environmental Liabilities                                            5.4                          7.2
      Other Accrued Liabilities                                                       27.7                         22.3
                                                                      --------------------        ---------------------
        Total Current Liabilities                                                     84.7                         84.5

      Long-term Debt                                                                 269.3                        232.2
      Retiree Benefits                                                                32.6                         31.9
      Product and Environmental Liabilities                                            8.2                          6.6
                                                                      --------------------        ---------------------
        Total Liabilities                                                            394.8                        355.2

      Commitments and Contingencies

      Shareholder's Equity
      --------------------
      Class A Common Stock, par value $.01; 1,250,000 shares
         authorized, 750,000 issued and outstanding                                     -                            -
      Class B Common Stock, par value $.01; 1,250,000 shares
         authorized, none issued and outstanding                                        -                            -
      Paid in Capital                                                                 75.0                         75.0
      Retained Earnings                                                                3.5                          4.8
                                                                      --------------------        ---------------------
           Total Shareholder's Equity                                                 78.5                         79.8
      Total Liabilities and Shareholder's Equity                      $              473.3        $               435.0
                                                                      ====================        =====================

      -----------------------------------------------------------------------------------------------------------------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

RACI HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in Millions except per share data)





                                                -------------------------
                                                         Unaudited
                                                -------------------------
                                                  Quarter Ended March 31,
                                                -------------------------
                                                    1997         1996 (1)
                                                ------------  -----------

     Sales  (2)                                 $     88.5    $    96.3

     Cost of Goods Sold                               64.0         64.6
                                                ----------    ---------

        Gross Profit                                  24.5         31.7

     Selling, General and Administrative
       Expenses                                       17.7         22.2

     Research & Development Expense                    2.1          2.5

     Other Expenses                                    0.4          0.2
                                                ----------    ---------

     Operating Profit                                  4.3          6.8

     Interest Expense                                 (6.1)        (5.7)
                                                ----------    ---------

     (Loss)/Profit Before Income Taxes                (1.8)         1.1

     (Benefit)/Provision for Income Taxes             (0.5)         0.5
                                                ----------    ---------

     Net (Loss)/Income                          $     (1.3)  $      0.6
                                                ===========  ==========


     Per Share Data:

                     Net (Loss)/Income          $     (1.73) $      0.80
                                                ===========  ===========


-------------------------------------------------------------------------


(1) Certain reclassifications were made to the prior period's financial information to conform with the current presentation format.

(2) Sales are presented net of Federal Excise Taxes of $6.5 and $8.0 for the three months ended March 31, 1997 and 1996, respectively.



     The accompanying notes are an integral part of these condensed consolidated financial statements.

RACI Holding, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)




                                                                    -------------------------------------
                                                                                     Unaudited
                                                                    -----------------------------------------
                                                                              Year-to-Date March 31,
                                                                    -----------------------------------------
                                                                           1997                     1996
                                                                    ----------------         ----------------

Operating Activities

          Net cash used in operating activities                      $       (41.4)        $       (66.2)

Investing Activities

             Capital Expenditures                                             (1.2)                 (3.3)
                                                                       -----------         -------------

          Net cash used in investing activities                               (1.2)                 (3.3)


Financing Activities

             Net borrowings under Revolving Credit Facility                   42.3                  82.6
             Principal payments on Long-Term Debt                             (5.3)                 (3.8)
             Principal payments on Short-Term Debt                            (0.3)                 (1.2)
             Debt Issuance Costs                                              (0.3)                  -
                                                                     -------------         -------------

          Net cash provided by financing activities                           36.4                  77.6


                                                                     -------------         -------------
(Decrease)Increase in cash and cash equivalents                               (6.2)                  8.1
Cash and cash equivalents at beginning of period                               9.6                   1.4

                                                                    ==============         =============
Cash and cash equivalents at end of period                           $         3.4         $         9.5
                                                                    ==============         =============



--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these condensed consolidated financial statements.

RACI HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE DATA)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements of RACI Holding, Inc. ("Holding") include the accounts of its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiary, Remington International, Ltd. (together with Remington and Holding, the "Company"). Holding has no material assets other than its investment in Remington. All intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements of Holding have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     Pursuant to an asset purchase agreement (the "Asset Purchase
Agreement"), on December 1, 1993, the Company acquired certain assets and assumed certain liabilities of the Sporting Goods Business (the "Business" or the "Predecessor") formerly operated by E.I. du Pont de Nemours and Company, Inc. ("DuPont") and one of DuPont's subsidiaries ("Sporting Goods", and together with DuPont, the "Sellers"), for a cash purchase price of $299.8 as adjusted subsequent to the closing (the "Closing") of such acquisition (the "Acquisition").

     Certain reclassifications were made to the prior period's financial information to conform with the current presentation format.

     These financial statements should be read in conjunction with the audited consolidated financial statements of RACI Holding, Inc. and Subsidiaries as of and for the year ended December 31, 1996.

RACI HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE DATA)





2.  INVENTORIES
                                                                 March 31,        December 31,
                                                                   1997               1996
                                                                 ---------        ------------
                    Raw Materials                               $    16.8           $    16.0
                    Semi-Finished  Product                           20.0                22.9
                    Finished Product                                 67.3                63.0
                                                                ---------           ---------
                         Total                                  $   104.1           $   101.9
                                                                =========           =========


3.  DEBT
                                                                 March 31,         December 31,
                                                                   1997               1996
                                                                ---------         ------------
                    Credit Agreement:
                          Term Loans                            $    81.8           $    86.4
                           Revolving Credit Facility                101.3                59.0
                    9.5% Senior Subordinated Notes due 2003          99.6                99.6
                    Capital Lease Obligations                         5.3                 5.7
                    Other                                             2.1                 2.4
                                                                ---------           ---------
                                        Subtotal                $   290.1           $   253.1
                    Less: Current Portion                            20.8                20.9
                                                                ---------           ---------
                                        Long-term Debt          $   269.3           $   232.2
                                                                =========           =========




 4.   STATEMENT OF ACCOUNTING STANDARDS NOT YET ADOPTED

     In February 1997, the Financial Accounting Standards Board issued SFAS #128, Earnings Per Share, effective for fiscal periods ending after December 15, 1997. The new standard simplifies the computation of earnings (loss) per share by replacing primary earnings (loss) per share with basic earnings (loss) per share. Basic earnings (loss) per share will not include the effect of any potentially dilutive securities, as under the current accounting standard, and will be computed by dividing reported income available to common shareholders by the weighted average number of common shares outstanding during the period. Fully diluted earnings (loss) per share will now be called diluted earnings
(loss) per share and will reflect the dilution of all potentially dilutive securities. Companies will be required to restate all prior period earnings
(loss) per share data. The adoption of this standard by the Company will have no impact on the historical reported earnings (loss) per share amounts since the effect of potentially dilutive securities have been immaterial and therefore have been excluded from the historical earnings (loss) per share computations.

RACI HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE DATA)



5. RESTRUCTURING

     The Company recorded charges for restructuring in 1996 of $4.9. The restructuring was necessary to reduce production levels, plant overhead expenses, corporate administrative expense and other costs to correspond with current sales volumes and to reorganize the Company's international marketing efforts. The company-wide plan resulted in reductions of approximately 325 salaried and hourly (including bargaining unit) employees during 1996. The charges incurred include estimated costs for employee severance and other benefits of $3.2, lease costs of $0.7 and other expenses of $1.0. The majority of the spending is expected to be completed by the end of 1997.

     Components of the restructuring provision recorded in 1996 and utilized through March 31, 1997 are as follows:



                                                     Severance and
                                                      Termination         Lease          Other
                                                         Benefits         Costs          Expenses         Total
                                                     ------------        ---------      ---------      ---------
               Original Provision                    $     3.2           $     0.7      $     1.0      $     4.9
               Payments in 1996                            1.3                 0.1            0.1            1.5
                                                      --------            --------       --------       --------
               Balance, December 31, 1996            $     1.9           $     0.6      $     0.9      $     3.4
               Payments in 1997                            1.2                   -            0.3            1.5
                                                      --------           ---------      ---------       --------
               Balance, March 31, 1997               $     0.7           $     0.6      $     0.6      $     1.9
                                                     =========           =========      =========      =========


     The reserve balance at March 31, 1997 is included in other accrued liabilities in the accompanying balance sheet.

RACI HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE DATA)




6.   FINANCIAL POSITION AND RESULTS OF OPERATIONS OF HOLDING AND REMINGTON

     The following consolidating condensed financial data provides information regarding the financial position and results of operations of Holding and its wholly owned subsidiary, Remington. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company's public securities, Remington's 9 1/2% Senior Subordinated Notes due 2003. Further, the Notes are fully and unconditionally guaranteed by Holding.

                                           RACI HOLDING, INC. AND SUBSIDIARIES
                                          CONSOLIDATING CONDENSED BALANCE SHEETS
                                                      March 31, 1997
                                                  (Dollars in Millions)


                                                                                                    RACI Holding,
                                                                                                      Inc. and
                                                         Holding    Remington     Eliminations      Subsidiaries
                                                         -------    ---------     ------------      ------------
       ASSETS
       ------
       Current Assets                                  $   -       $  259.0            $   -          $  259.0
       Noncurrent Assets                                  78.5        214.3               78.5           214.3
                                                   ----------- ------------        -----------    ------------
               Total Assets                            $  78.5     $  473.3            $  78.5        $  473.3
                                                    ==========  ===========        ===========    ============

       LIABILITIES AND SHAREHOLDER'S EQUITY
       ------------------------------------
       Current Liabilities                             $   -      $    84.7            $   -         $    84.7
       Noncurrent Liabilities                              -          310.1                -             310.1
       Shareholder's Equity                               78.5         78.5               78.5            78.5
                                                   ------------------------        -----------    ------------
              Total Liabilities and
                  Shareholder's Equity                 $  78.5     $  473.3            $  78.5        $  473.3
                                                    ==========  ===========        ===========    ============

RACI HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE DATA)




                                    RACI HOLDING, INC. AND SUBSIDIARIES
                                  CONSOLIDATING CONDENSED BALANCE SHEETS
                                             December 31, 1996
                                           (Dollars in Millions)


                                                                                            RACI Holding,
                                                                                              Inc. and
                                                  Holding     Remington     Eliminations     Subsidiaries
                                                  -------     ---------     ------------     ------------
ASSETS
------
Current Assets                                  $   -        $  220.6          $   -           $  220.6
Noncurrent Assets                                  79.8         214.4             79.8            214.4
                                            -----------  ------------      -----------     ------------
        Total Assets                            $  79.8      $  435.0          $  79.8         $  435.0
                                             ==========   ===========       ==========      ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Current Liabilities                             $   -       $    84.5          $   -          $    84.5
Noncurrent Liabilities                              -           270.7              -              270.7
Shareholder's Equity                               79.8          79.8             79.8             79.8
                                            ----------- -------------      -----------     ------------
       Total Liabilities and
           Shareholder's Equity                 $  79.8      $  435.0          $  79.8        $   435.0
                                             ==========   ===========       ==========     ============




                                     RACI HOLDING, INC. AND SUBSIDIARIES
                              CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                                            (Dollars in Millions)

                                                                                              RACI Holding,
                                                                                                Inc. and
                                                   Holding    Remington     Eliminations      Subsidiaries
                                                   -------    ---------     ------------      ------------
Quarter Ended March 31, 1997
----------------------------
Sales                                            $   -      $    88.5          $   -           $     88.5
Gross Profit                                         -           24.5              -                 24.5
Equity in Loss of Subsidiary                        (1.3)          -              (1.3)                -
Net Loss                                          $ (1.3)   $    (1.3)         $  (1.3)        $     (1.3)

Quarter Ended March 31, 1996
----------------------------
Sales                                            $   -      $    96.3          $   -           $     96.3
Gross Profit                                         -           31.7              -                 31.7
Equity in Earnings of Subsidiary                     0.6           -               0.6                 -
Net Income                                       $   0.6   $      0.6          $   0.6         $      0.6

RACI HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE DATA)


7.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations, and other matters arising in the normal course of business. Under the Asset Purchase Agreement, the Company assumed financial responsibility for certain product liability claims involving pre-Acquisition occurrences and certain pre-Acquisition environmental liabilities up to a maximum aggregate amount of $25.0 (the "Cap"). In December 1996, the Company and the Sellers resolved questions that had been raised by the Sellers concerning certain product liability related costs that the Company had allocated to the Cap or which were billed to cases for which the Sellers assumed responsibility under the Asset Purchase Agreement. As a result of this agreement between the Sellers and the Company, the Company recorded a non-recurring charge of $4.7. This charge in effect increased the product liability portion of the Cap from $24.5 to $28.4. As of March 31, 1997 the Company had charged to the Cap payments totaling $27.3, of which $26.9 was related to product liability costs and $0.4 to environmental costs. Based upon the incurrence of additional product liability costs chargeable to the Cap since this date, the remaining product liability basket was exceeded in April 1997. Except for certain cases and claims relating to shotguns as described below and for all cases and claims relating to discontinued products, the Company generally bears financial responsibility for all cases and claims relating to occurrences after the Closing. Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences is limited to the amount of the Cap, with the Sellers retaining liability in excess of the Cap and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the closing of the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. While it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the closing of the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for certain post-Acquisition shotgun-related costs) that the outcome of all product liability cases and claims involving post-Acquisition occurrences, which occurrences have arisen prior to March 31, 1997, individually or in the aggregate, will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of RACI Holding, Inc. ("Holding") and its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiary, Remington International, Ltd. (together with Remington and Holding, the "Company"), and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1996 and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Registration Statement on Form S-4 (File No. 333-4520) on file with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ended December 31, 1997, in part due to the seasonality of the Company's business.

Business Trends and Initiatives

     The Company believes that several of its key customers, including
Wal-Mart, instituted tighter inventory control practices to reduce inventory levels during 1996. The Company also believes that additional key customers are beginning to institute tighter inventory control practices, such as delaying purchases until product is needed to fill orders particularly in product categories where customers' existing inventories are sufficient in relation to current demand such as certain higher priced rifles. As a result of this shift in customer buying patterns, sales of the Company's products are becoming increasingly seasonal. See - Seasonality. While more of the Company's customers could adopt similar policies leading to further constraints on future sales, the Company does not believe that any such development is likely to have a material adverse impact on full year sales volumes, although no assurance can be given in this regard. However, these practices have caused, and are likely to continue to cause, the Company to experience increased liquidity and working capital requirements in producing and carrying inventory for later sale to meet customers' shorter lead time order requirements.

     In addition to customers shifting the timing of purchases, customers have also changed the mix of products purchased during the first quarter of 1997 in comparison with the prior year period. Customers purchased more lower priced, lower margin products during the first quarter of 1997, such as economically priced shotguns and promotionally priced ammunition, which contributed to lower gross margin percentages. Although changes in customer buying patterns have adversely influenced the Company's first quarter 1997 gross profit margin, the Company does not anticipate that the gross profit margin will be significantly impacted for the full year. The Company's gross profit margin was also negatively impacted by start-up costs associated with the Company's new manufacturing facility in Mayfield, Kentucky.

     The Company began its 1997 sales plan year on December 1, 1996 rather than on January 1, 1997. This change in the sales plan year extended the qualifying period for the early order or "dating" plan by one month to include December orders which, the Company believes, had the effect of reducing orders for firearms products in the first quarter.

     The Company believes that consumer concerns about regulation, which were a factor in market growth in 1994 and early 1995, will not be a significant market influence in the near term. In part as a result of this change, the Company believes that the markets for its firearms and ammunition products generally will experience low levels of growth, at least in the near future.

     In light of these market constraints on sales growth opportunities and the Company's increased liquidity and working capital needs, the Company is focusing on increasing market share by increasing brand name awareness and introducing new products and is also focusing on containing costs. In 1996, the Company undertook a number of cost containment initiatives and will continue to review all aspects of the Company's operations with a view towards managing costs in response to competitive pressures.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 AS COMPARED TO THE QUARTER ENDED MARCH 31, 1996

     Sales. Sales for the first quarter of 1997 were $88.5 million, a decrease of $7.8 million, or 8.1%, from 1996 first quarter sales of $96.3 million. The decline in sales was primarily due to lower demand for the Company's firearms products, partially offset by increased sales of ammunition, accessories and fishline products. The Company believes the decline in demand for firearms in the first quarter of 1997 versus the same period of 1996 was primarily due to a shift in customer buying patterns, although other factors contributed to the decline. See - Business Trends and Initiatives.

     Firearms sales decreased $9.7 million, or 17.5%, to $45.8 million for the first quarter of 1997 from $55.5 million in the first quarter of 1996. The decrease while evident in a number of product categories was most pronounced in the rifle category. The Company believes this decrease was primarily the result of customers' tighter inventory management practices such as delaying purchases until product is needed to fill orders, and the change in the Company's 1997 sales plan year as discussed above.

     Ammunition sales for the first quarter of 1997 were $29.2 million, an increase of $1.0 million, or 3.5%, over 1996 sales of $28.2 million. The increase in quarterly ammunition sales was primarily due to increased sales of lower priced, lower margin products such as promotionally priced ammunition.

     Sales of fishline products and accessory products increased between the first quarter of 1996 and the first quarter of 1997 primarily due to higher volumes.

     Cost of Goods Sold. Cost of goods sold for the first quarter of 1997 was $64.0 million, a decrease of $0.6 million, versus $64.6 million for the first quarter of 1996. Cost of goods sold increased between the two periods as a percentage of sales from 67.1% in 1996 to 72.3% in 1997. This increase as a percentage of sales was primarily due to an unfavorable sales mix of the Company's firearms and ammunition products, which included a higher percentage of lower priced lower margin products than the prior year period and costs associated with the start-up of the Company's new manufacturing facility in Mayfield, Kentucky as discussed above.

     Gross Profit. Gross profit was $24.5 million for the first quarter of 1997, a decrease of $7.2 million, or 22.7% from the first quarter 1996 gross profit of $31.7 million. Gross profit margins declined from 32.9% in 1996 to 27.7% in 1997 as a percentage of sales primarily as a result of an unfavorable mix of product sales and start-up costs at the new Mayfield, Kentucky facility discussed above. The decrease in gross profit dollars between the two periods was primarily due to the decline in sales and to a lesser extent to the factors that affected gross profit margins.

     Operating Expenses. Operating expenses consist of selling, marketing and distribution expense; general and administrative expense; research and development expense; and other expenses. Operating expenses for the first quarter of 1997 were $20.2 million, a decrease of $4.7 million, or 18.9%, from $24.9 million for the first quarter of 1996.

     Selling, general and administrative expenses for the first quarter of 1997 were $17.7 million, a decrease of $4.5 million, or 20.3%, from $22.2 million for the first quarter of 1996. The decrease in selling, general and administrative expenses between the periods was primarily attributable to the hiring of permanent employees to replace outside consultants who comprised much of the Company's information systems staffing during the first quarter of 1996, lower expenditures for salary and discretionary items due to the workforce reductions and cost containment activities undertaken in 1996, and reduced product liability expense. As a percentage of sales, selling, general and administrative expenses decreased from 23.1% of sales in the first quarter of 1996 to 20.0% of sales in the first quarter of 1997 primarily as a result of the reduction in costs discussed above.

     Research and development expenses were $2.1 million for the first quarter of 1997, a decrease of $0.4 million, or 16%, from $2.5 million in the first quarter of 1996. This decrease was primarily a result of the Company consolidating research and development activities into the new research and development facility in Elizabethtown, Kentucky.

     Operating Profit. Operating profit declined to $4.3 million for the first quarter of 1997, a decrease of $2.5 million, or 36.8%, from 1996's first quarter operating profit of $6.8 million. This decrease in operating profit was primarily a result of the lower gross profit, partially offset by decreases in operating expenses as discussed above.

     Interest Expense. Interest expense for the quarter ended March 31, 1997 was $6.1 million, an increase of $0.4 million, or 7.0%, from the first quarter 1996 level of $5.7 million. The increase in interest expense was primarily due to additional borrowings on the Company's revolving credit facility (the "Revolving Credit Facility") under its senior bank credit agreement (as amended, the "Credit Agreement"), partially offset by lower interest on the Company's term loan borrowings due primarily to lower term debt levels resulting from scheduled debt repayments.

     Net Income / Loss. Net loss for the first quarter of 1997 was $1.3 million, a decrease of $1.9 million from first quarter 1996 net income of $0.6 million, due primarily to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Net cash used in operating activities for the three month period ended March 31, 1997 was $41.4 million, resulting primarily from an increase in accounts receivable. Accounts receivable increased $45.8 million principally due to $57.4 million of sales on extended payment terms granted to customers consistent with industry-wide programs and with prior year experience, partially offset by additional collections. The extended sales terms provide cash discount incentives and, in the majority of cases, require payment by September 10, 1997. The Company intends to use the proceeds from these receivables to pay down the existing balance on its Revolving Credit Facility. Net cash used in investing activities in the first three months of 1997 was $1.2 million consisting of capital expenditures for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities as well as additional investment in the Company's new manufacturing facility in Mayfield, Kentucky. Net cash provided by financing activities in the first three months of 1997 was $36.4 million, primarily resulting from increased borrowings under the Revolving Credit Facility of approximately $42.3 million, offset in part by $5.6 million in principal payments on outstanding indebtedness (including capital leases).

     At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Credit Agreement.

The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of March 31, 1997, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. The Company expects that it will have to replace the Revolving Credit Facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000. No assurance can be given that the Company will be able to obtain such a replacement working capital facility or refinance such amounts on terms acceptable to the Company.

Working Capital

     Working capital increased from $136.1 million at December 31, 1996 to $174.3 million at March 31, 1997 primarily as a result of an increase in accounts receivable (funded principally with borrowings from the Company's Revolving Credit Facility), partially offset by a decrease in cash and cash equivalents. During the fourth quarter of 1996, the Company implemented an ongoing working capital management program to help maximize cash from operations. This program includes improved collection of accounts receivable, maintaining inventory levels in line with sales projections and increased focus on management of accounts payable.

Capital Expenditures

     Capital expenditures for the three months ended March 31, 1997 were $1.2 million, of which approximately 28% was related to the new firearms manufacturing facility in Mayfield, Kentucky. The remainder of the capital expenditures in the first quarter of 1997 were principally for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities.

Liquidity

     The Company incurred substantial indebtedness in connection with the Acquisition. As of March 31, 1997 the Company had outstanding approximately $290.1 million of indebtedness, consisting of approximately $99.6 million ($100.0 million face amount) in 9 1/2% Senior Subordinated Notes due 2003, Series A, $81.8 million in term loan borrowings and $101.3 million in revolving credit borrowings under the Credit Agreement, $5.3 million in capital lease obligations, and $2.1 million of other long-term debt. As of March 31, 1997 the Company also had aggregate letters of credit outstanding of $6.8 million. $43.9 million of the Company's Revolving Credit Facility was available for borrowing as of March 31, 1997.

     The Company recently completed its offer to exchange (the "Exchange
Offer") up to $100 million aggregate principal amount of Remington's registered 9 1/2% Senior Subordinated Notes due 2003, Series B (the "New Notes") for a like principal amount of Remington's issued and outstanding 9 1/2% Senior Subordinated Notes due 2003, Series A (the "Existing Notes" and, together with the New Notes, the "Notes"). All of the Existing Notes were exchanged for New Notes. The interest rate on the Notes, 10% per annum from April 30, 1994 until the day before the date of consummation of the Exchange Offer, is currently 9 1/2% per annum. The reduction in interest payments will amount to $0.5 million per year.

Seasonality

     The Company produces and markets a broad range of firearms and ammunition products used in various shooting sports. Several models of the Company's shotguns and several types of ammunition are intended for target shooting which generally occurs in the "off season." The majority of the Company's firearm and ammunition products, however, are manufactured for hunting use. As a result, sales of the Company's products are seasonal and concentrated toward the fall hunting season. The Company follows the industry practice of selling firearms pursuant to a "dating" plan allowing the purchasing distributor to buy the products commencing at the beginning of the Company's dating plan year and pay for them on extended terms. The Company believes that this dating plan has historically had the effect of shifting some firearms sales from the second and third quarters to the first quarter. Recently, however, more of the Company's customers appear to be instituting tighter inventory management practices such as delaying purchases until product is needed to fill orders closer to the fall hunting season and relying more on manufacturers to stock inventory and supply products within a narrower order period. The Company believes that both firearms and ammunition sales have become increasingly seasonal as a result of these changes in customers' buying patterns.

STATEMENT OF ACCOUNTING STANDARDS NOT YET ADOPTED

     In February 1997, the Financial Accounting Standards Board issued SFAS #128, Earnings Per Share, effective for fiscal periods ending after December 15, 1997. The new standard simplifies the computation of earnings (loss) per share by replacing primary earnings (loss) per share with basic earnings (loss) per share. Basic earnings (loss) per share will not include the effect of any potentially dilutive securities, as under the current accounting standard, and will be computed by dividing reported income available to common shareholders by the weighted average number of common shares outstanding during the period. Fully diluted earnings (loss) per share will now be called diluted earnings
(loss) per share and will reflect the dilution of all potentially dilutive securities. Companies will be required to restate all prior period earnings
(loss) per share data. The adoption of this standard by the Company will have no impact on the historical reported earnings (loss) per share amounts since the effect of potentially dilutive securities have been immaterial and therefore have been excluded from the historical earnings (loss) per share computations.

YEAR 2000 COMPLIANCE

     While the Company's new computer system, which was installed at the Company's headquarters in 1996, is able to accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years, the Company is currently in the process of converting its manufacturing systems at its other facilities to year 2000 compliant software. The Company does not expect that the cost of converting such systems will be material to its financial condition or results of operations. The Company believes it will be able to achieve year 2000 compliance at its other facilities by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

 INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this Report (other than the historical financial data and other statements of historical fact), including without limitation statements as to management's expectations and belief presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements, including the outcome of pending or future product liability cases and claims, competitive pressures on pricing and sales, more restrictive practices at certain of the Company's key customers, disruption in the Company's supply of raw materials, increased government regulation, economic conditions such as inflation, interest rate fluctuations or reduction in consumer spending, as well as the other factors discussed in this Report and in the Company's other public filings and statements.

     While the Company periodically reassesses material trends and uncertainties affecting the Company's financial condition and results of operations in connection with its preparation of management's discussion and analysis of financial condition and results of operations contained in its quarterly and annual reports, the Company does not intend to review or revise any forward-looking statement referenced in this Report in light of future events.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

     Pursuant to the Asset Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products and (2) all product liability cases and claims involving products that had not been discontinued as of the Closing ("extant products") and relating to occurrences that took place, but were not disclosed to the Company, prior to the Closing. The Company assumed financial responsibility, up to a stated amount (the "Cap"), for (1) product liability cases and claims involving extant products and relating to occurrences that took place, and were disclosed to the Company, prior to the Closing, and (2) any environmental liabilities relating to the ownership or operation of the Business prior to the Closing. Product liability costs chargeable to the Cap exceeded the Cap in April 1997. The Sellers retained liability for, and are required to indemnify the Company against, all such disclosed product liability occurrences and such environmental liabilities in excess of the Cap. This indemnification obligation of the Sellers is not subject to any survival period limitation. Except for certain cases and claims relating to shotguns as described below and for all cases and claims relating to discontinued products, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Closing. Because of the nature of firearm and ammunition products, the Company anticipates that it, as well as other manufacturers of firearm or ammunition products, will continue to be involved in product liability cases and claims in the future.

     The Company and the Sellers are engaged in the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products. As of March 31, 1997, approximately 32 such cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings. All but two of these cases are individual actions alleging personal injury, and many seek punitive as well as compensatory damages. Of these pending cases, approximately 5 involve discontinued products and approximately 6 involve undisclosed pre-Closing occurrences. Accordingly, these are cases for which the Sellers retained liability and are required to indemnify the Company for the full amount. In addition, approximately 6 of the pending cases are subject to the Cap and are cases for which the Sellers retained liability and are required to indemnify the Company for amounts in excess of the Cap. The remaining approximately 15 of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement. The Company has previously disposed of a number of other cases involving post-Closing occurrences by settlement.

     Two cases, Leonel Garza et al. v. Sporting Goods Properties, Inc., et al. ("Garza") and Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. du Pont de Nemours and Company et al. ("Luna"), involving Company products which were pending at the time of the Closing, and for which the Company assumed financial responsibility up to the amount of the Cap, were asserted as class actions, one involving shotguns and the other bolt-action rifles. In each case certification was sought of a class of owners of Remington brand firearms, generally claiming economic loss based on alleged product defect, and seeking compensatory, punitive and treble damages, plus other costs.

     On February 6, 1996, the Court in San Antonio, Texas gave final approval to a settlement of the Garza class action relating to Remington brand shotguns, and that decision has become final and non-appealable. The Garza case involved certain Remington brand 12-gauge shotguns, including Model 1100, 11-87 and 870 shotguns, manufactured from 1960 to 1995. That lawsuit was filed against the Sellers in Texas state court in November 1993, and was later removed to Federal court. Pursuant to the settlement, funds of approximately $19.0 million were distributed to eligible shotgun owners in the second quarter of 1997. Approximately 500,000 class members filed valid claims covering approximately 800,000 guns. Defense costs associated with Garza are subject to the Cap. However, pursuant to a separate agreement between the Company and the Sellers, the Sellers will pay for the settlement fund of approximately $19.0 million which was distributed to class members, related expenses of approximately $12.0 million for plaintiffs' counsel fees and costs, and more than $1 million for costs of administering the fund, without regard to the Cap. Approximately 350 class members (including two institutions) opted out and chose not to participate in the settlement, although approximately 15 of them (including such institutions) have filed claims, apparently in an effort to rejoin the settlement class. Except for these few class members who have opted out, the settlement resolves all claims that might be brought by owners of the shotguns at issue in connection with the barrel steel formerly used in such firearms, other than claims for personal injury. Publicity regarding the Garza agreement led, and may continue to lead, to some additional claims of personal injury allegedly involving use of the shotguns included in the class action lawsuit. Most of the additional claims received were settled in 1996 without lawsuits being filed. The Company does not believe that the disposition of Garza (including any individual personal injury actions which might be filed as a result of the settlement) is likely to have a material adverse effect upon its financial condition or results of operations.

     The other purported class action, Luna, filed in 1989 against the Sellers in Texas district court in Jim Wells County, and amended in December 1993, seeks certification of a class consisting of all Texas owners, allegedly 400,000 in number, of Model 700 bolt-action rifles. A hearing took place on May 6, 1996. In June 1996, the court issued a ruling that certified for class treatment the limited issues of whether the Model 700 fire control system is "defective" and, if so, the "cost of repair." Pursuant to Texas law, the Sellers filed a timely appeal of this ruling to the intermediate level state appellate court, and oral argument was held on June 19. Neither Remington nor Holding had been named as a defendant at the time of the decision or the filing of the appeal, and neither is a party to the appeal. On July 16, 1996, plaintiffs further amended the complaint to include Remington, which filed an answer in September 1996. A hearing on the class certification motion took place on June 9, 1997. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against all claims in that case for economic loss involving firearms similar to those involved in that case and shipped up to 42 calendar months after the Closing (prior to the end of May 1997). Any such claims of economic loss involving such firearms shipped thereafter will be the Company's responsibility and, to the extent that such claims do not involve personal injury or property damage, they would not be covered by the Company's product liability insurance.

     The representations and warranties in the Asset Purchase Agreement expired 18 months after the Closing, with certain exceptions, and claims for indemnification with respect thereto were to be made within 30 days of such expiration. The Company made claims for such indemnification involving product liability issues within that time period. In connection with the consummation of the Garza settlement, the Company and the Sellers agreed that the Sellers shall assume financial responsibility for a portion of the costs relating to product liability claims and cases involving certain shotguns manufactured prior to mid-1995 and based on occurrences arising prior to November 30, 1999, and that any claims the Company and the Sellers may have against each other under the Asset Purchase Agreement relating to shotguns (excluding various indemnification rights and the allocation of certain costs under the Cap) are released. Any claims between the Company and the Sellers relating to other product liability issues remain open.

     Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to the amount of the Cap, with the Sellers retaining liability in excess of the Cap and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Closing are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. While it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Closing, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for certain post-Closing firearm-related costs, as described above), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. However, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom.

ITEM 5. OTHER INFORMATION

     On May 3, 1996 the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to the proposed exchange offer of Remington's 9 1/2% Senior Subordinated Notes, which became effective on May 12, 1997.

     The Company recently completed the Exchange Offer of up to $100 million aggregate principal amount of Remington's New Notes for a like principal amount of Remington's issued and outstanding Existing Notes. All of the Existing Notes were exchanged for New Notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

(b)  Reports on Form 8-K
     -------------------

     During the quarter ended March 31, 1997, the Company filed no reports on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RACI HOLDING, INC.


                                /s/ Mark A. Little
                                --------------------------------------------
                                Mark A. Little
                                Vice President, Chief Financial Officer
                                and Controller (Principal Financial Officer)





June 25, 1997

                                INDEX TO EXHIBITS

         The File Number of the Registrant, RACI Holding, Inc. is 333-4520.

Exhibit No.                Description
-----------                -----------

   27                         Financial Data Schedule