Form 10-Q
period 1997-06-30
RACI HOLDING INC
filed 1997-08-14
CIK 917676

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30,1997..................................

                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from............................. to..................

  Commission file number ......333-4520.........................................


  .................................RACI HOLDING,INC.............................
            (Exact name of registrant as specified in its charter)

  ........Delaware ............           ..........51-0350929..................
  (State of other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)

                              870 Remington Drive
                                  P.O. Box 700
     ....................Madison, North Carolina 27025-0700..............
                    (Address of principal executive offices)
                                   (Zip Code)

     .............................(910) 548-8700.........................
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes...X ...  No......

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $.01 per share, outstanding at
July 31, 1997                                                   750,000 shares

Class B Common Stock, par value $.01 per share, outstanding at
July 31, 1997                                                   0 shares

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1. Financial Statements

RACI Holding, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in Millions except per share and share data)

                                                       June 30,              December 31,
                                                        1997                    1996
                                                 -------------------       ---------------
                                                     (Unaudited)
   ASSETS
   ------
   Current Assets
   --------------
   Cash and Cash Equivalents                        $      3.8             $        9.6
   Accounts Receivable Trade - net                        90.9                     71.1
   Inventories                                           109.9                    101.9
   Supplies                                               13.4                     13.9
   Prepaid Expenses and Other Current Assets               8.9                     10.7
   Deferred Income Taxes                                  12.6                     13.4
                                                 -------------------       ---------------
     Total Current Assets                                239.5                    220.6

   Property, Plant and Equipment - net                    94.5                     98.4
   Intangibles and Debt Issuance Costs - net              94.8                     96.4
   Deferred Income Taxes                                  15.4                     14.0
   Other Noncurrent Assets                                 4.7                      5.6
                                                 -------------------       ---------------
     Total Assets                                   $    448.9             $      435.0
                                                 ===================       ===============
------------------------------------------------------------------------------------------

   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------
   Current Liabilities
   -------------------
   Accounts Payable                               $       30.2             $       32.9
   Short-Term Debt                                         0.5                      1.2
   Current Portion of Long-Term Debt                      20.8                     20.9
   Product and Environmental Liabilities                   5.6                      7.2
   Other Accrued Liabilities                              26.9                     22.3
                                                 -------------------       ---------------
     Total Current Liabilities                            84.0                     84.5

   Long-term Debt                                        245.7                    232.2
   Retiree Benefits                                       33.5                     31.9
   Product and Environmental Liabilities                   8.2                      6.6
                                                 -------------------       ---------------
     Total Liabilities                                   371.4                    355.2

   Commitments and Contingencies

   Shareholder's Equity
   --------------------
   Class A Common Stock, par value
       $.01; 1,250,000 shares
      authorized, 750,000 issued
      and outstanding                                      -                        -
   Class B Common Stock, par value
   $.01; 1,250,000 shares
      authorized, none issued and outstanding              -                        -
   Paid in Capital                                        75.0                     75.0
   Retained Earnings                                       2.5                      4.8
                                                 -------------------       ---------------
     Total Shareholder's Equity                           77.5                     79.8

   Total Liabilities and Shareholder's Equity       $    448.9             $      435.0
                                                 ===================       ===============
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

RACI Holding, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in Millions except per share data)

                                                ----------------------------------------------------------------------------
                                                                                  Unaudited
                                                ----------------------------------------------------------------------------
                                                     Quarter Ended June 30,                   Year-to-Date June 30,
                                                ---------------------------------     --------------------------------------
                                                      1997               1996 (1)             1997                  1996 (1)
                                                -------------     ---------------     ---------------       ----------------
        Sales  (2)                              $    85.9          $      80.8        $       174.4          $        177.1

        Cost of Goods Sold                           60.7                 58.7                124.7                   123.3
                                                -------------       -------------       -------------       ----------------
           Gross Profit                              25.2                 22.1                 49.7                    53.8

        Selling, General and Administrative
          Expenses                                    18.4                19.6                 36.1                   41.8

        Research & Development Expense                 2.0                 2.5                  4.1                    5.0

        Other (Income) Expense, net                  (0.3)                 0.5                  0.1                    0.7

        Restructuring and Nonrecurring Items            -                  1.2                  -                      1.2
                                                -------------       -------------       -------------       ----------------

        Operating Profit/(Loss)                       5.1                (1.7)                9.4                      5.1

        Interest Expense                             (6.6)               (6.6)              (12.7)                   (12.3)
                                                -------------       -------------       -------------       ----------------

        Loss Before Income Taxes                     (1.5)               (8.3)               (3.3)                    (7.2)

        Credit for Income Taxes                      (0.5)               (3.7)               (1.0)                    (3.2)
                                                -------------       -------------       -------------       ----------------

        Net Loss                                $    (1.0)        $      (4.6)        $      (2.3)           $        (4.0)
                                                =============       =============        =============      ================
        Per Share Data:

                Net Loss                        $   (1.34)        $     (6.13)        $     (3.07)           $       (5.33)
                                                =============       =============        =============      ================

----------------------------------------------------------------------------------------------------------------------------

(1) Certain reclassifications were made to the prior period's financial information to conform with the current presentation format.

(2) Sales are presented net of Federal Excise Taxes of $6.9 and $6.2 for the quarter, and $13.4 and $14.2 for the year-to-date period ended June 30, 1997 and 1996, respectively.

     The accompanying notes are an integral part of these condensed consolidated financial statements.

RACI Holding, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)

                                                        ------------------------------
                                                                  Unaudited
                                                        ------------------------------
                                                            Year-to-Date June 30,
                                                        ------------------------------
                                                          1997                1996
                                                        ----------          ----------
Operating Activities
   Net cash used in operating activities              $   (15.4)           $  (61.2)

Investing Activities

        Capital Expenditures                               (2.6)               (8.8)
                                                        ----------          ----------
   Net cash used in investing activities                   (2.6)               (8.8)


Financing Activities

        Net borrowings under Revolving Credit Facility     24.0                92.6
        Principal payments on Long-Term Debt              (10.6)               (7.4)
        Principal payments on Short-Term Debt              (0.7)               (2.4)
        Debt Issuance Costs                                (0.5)                -
                                                        ----------          ----------

   Net cash provided by financing activities               12.2                82.8

                                                        ----------          ----------
(Decrease)/Increase in cash and cash equivalents           (5.8)               12.8
Cash and cash equivalents at beginning of period            9.6                 1.4
                                                        ----------          ----------
Cash and cash equivalents at end of period            $     3.8            $   14.2
                                                         =========           =========

--------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.


RACI Holding, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997 (Unaudited)
(Dollars in Millions, except per share and share data)

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

     The accompanying unaudited condensed consolidated financial statements of Holding have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     Pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), on December 1, 1993, the Company acquired certain assets and assumed certain liabilities of the Sporting Goods Business (the "Business" or the "Predecessor") formerly operated by E.I. du Pont de Nemours and Company, Inc. ("DuPont") and one of DuPont's subsidiaries ("Sporting Goods", and together with DuPont, the "Sellers"), for a cash purchase price of $299.8 as adjusted subsequent to the closing of such acquisition (the "Acquisition").

     Certain reclassifications were made to the prior period's financial information to conform with the current presentation format.

     These financial statements should be read in conjunction with the audited consolidated financial statements of RACI Holding, Inc. and Subsidiaries as of and for the year ended December 31, 1996.

RACI Holding, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997 (Unaudited)
(Dollars in Millions, except per share and share data)


2.  INVENTORIES
                                             June 30,     December 31,
                                               1997          1996
                                               ----          ----

              Raw Materials                  $ 17.1        $ 16.0
              Semi-Finished  Product           19.4          22.9
              Finished Product                 73.4          63.0
                                             ------        ------
                 Total                       $109.9        $101.9
                                             ======        ======

3.  DEBT
                                             June 30,     December 31,
                                               1997          1996
                                               ----          ----
              Credit Agreement:
              Term Loans                    $  77.3       $  86.4
              Revolving Credit Facility        83.0          59.0
              9.5% Senior Subordinated         99.6          99.6
              Notes due 2003
              Capital Lease Obligations         4.8           5.7
              Other                             1.8           2.4
                                             ------        ------
                 Subtotal                   $ 266.5       $ 253.1
              Less: Current Portion            20.8          20.9
                                             ------        ------
                 Long-term Debt             $ 245.7       $ 232.2
                                             ======        ======

4.   STATEMENT OF ACCOUNTING STANDARDS NOT YET ADOPTED

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, effective for fiscal periods ending after December 15, 1997. The new standard simplifies the computation of earnings (loss) per share by replacing primary earnings
(loss) per share with basic earnings (loss) per share. Basic earnings (loss) per share will not include the effect of any potentially dilutive securities, as under the current accounting standard, and will be computed by dividing reported income available to common shareholders by the weighted average number of common shares outstanding during the period. Fully diluted earnings (loss) per share will now be called diluted earnings (loss) per share and will reflect the dilution of all potentially dilutive securities. Companies will be required to restate all prior period earnings (loss) per share data. The adoption of this standard by the Company will have no impact on the historical reported earnings
(loss) per share amounts since the effect of potentially dilutive securities have been immaterial and therefore have been excluded from the historical earnings (loss) per share computations.

RACI Holding, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997 (Unaudited)
(Dollars in Millions, except per share and share data)


     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for periods beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.

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

     Components of the restructuring provision recorded in 1996 and utilized through June 30, 1997 are as follows:

                                            Severance and
                                             Termination    Lease    Other
                                              Benefits      Costs   Expenses   Total
                                            ------------    -----   --------   -----
                   Original Provision          $3.2          $0.7      $1.0    $4.9
                   Payments in 1996             1.3           0.1       0.1     1.5
                                               ----          ----      ----    ----
                   Balance, December 31, 1996  $1.9          $0.6      $0.9    $3.4

                   Payments in 1997             1.4           0.1       0.4     1.9
                                               ----          ----      ----    ----
                   Balance, June 30, 1997      $0.5          $0.5      $0.5    $1.5
                                               ====          ====      ====    ====

     The reserve balance at June 30, 1997 is included in other accrued liabilities in the accompanying balance sheet.

RACI Holding, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997 (Unaudited)
(Dollars in Millions, except per share and share data)

6.  FINANCIAL POSITION AND RESULTS OF OPERATIONS   OF HOLDING AND REMINGTON


       The following consolidating condensed financial data provides information regarding the financial position and results of operations of Holding and its wholly owned subsidiary, Remington including Remington's wholly owned subsidiary Remington International, Ltd. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company's public securities, Remington's 9 1/2% Senior Subordinated Notes due 2003. Further, the Notes are fully and unconditionally guaranteed by Holding.


                                 RACI HOLDING, INC. AND SUBSIDIARIES
                               CONSOLIDATING CONDENSED BALANCE SHEETS
                                            June 30, 1997
                                        (Dollars in Millions)

                                                                                RACI
                                                                               HOLDING,
                                                                               INC. AND
                                          HOLDING  REMINGTON  ELIMINATIONS    SUBSIDIARIES
                                          -------  ---------  ------------    -----------
    ASSETS
    ------
    Current Assets                        $  -    $ 239.5    $ -              $ 239.5
    Noncurrent Assets                        77.5   209.4      77.5             209.4
                                            -----  ------     -----            ------
      Total Assets                         $ 77.5 $ 448.9     $77.5           $ 448.9
                                            =====  ======     =====            ======

    LIABILITIES AND
    ---------------
    SHAREHOLDER'S EQUITY
    --------------------
    Current Liabilities                   $  -     $ 84.0   $  -              $  84.0
    Noncurrent Liabilities                   -      287.4      -                287.4
    Shareholder's Equity                     77.5    77.5      77.5              77.5
                                            -----  ------     -----            ------
      Total Liabilities and
        Shareholder's Equity              $  77.5 $ 448.9    $ 77.5           $ 448.9
                                            =====  ======     =====            ======

RACI Holding, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997 (Unaudited)
(Dollars in Millions, except per share and share data)


                                       RACI HOLDING, INC. AND SUBSIDIARIES
                                      CONSOLIDATING CONDENSED BALANCE SHEETS
                                                December 31, 1996
                                              (Dollars in Millions)

                                                                                    RACI
                                                                                   HOLDING,
                                                                                   INC. AND
                                        HOLDING    REMINGTON     ELIMINATIONS    SUBSIDIARIES
                                        -------    ---------     ------------    ------------
ASSETS
------
Current Assets                          $  -        $ 220.6         $ -         $ 220.6
Noncurrent Assets                          79.8       214.4           79.8        214.4
                                          -----      ------          -----       ------
        Total Assets                      $79.8     $ 435.0          $79.8      $ 435.0
                                          =====      ======          =====       ======

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Current Liabilities                     $  -        $  84.5         $ -         $  84.5
Noncurrent Liabilities                     -          270.7           -           270.7
Shareholder's Equity                       79.8        79.8           79.8         79.8
                                          -----      ------          -----       ------
       Total Liabilities and
           Shareholder's Equity         $  79.8     $ 435.0         $ 79.8      $ 435.0
                                          =====      ======          =====       ======


                   RACI HOLDING, INC. AND SUBSIDIARIES
               CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                            (Dollars in Millions)

                                                                                   RACI
                                                                                  HOLDING,
                                                                                  INC.AND
                                        HOLDING   REMINGTON   ELIMINATIONS      SUBSIDIARIES
                                        -------   ---------   ------------      ------------
QUARTER ENDED JUNE 30, 1997
---------------------------
Sales                                   $   -        $ 85.9      $  -             $  85.9
Gross Profit                                -          25.2         -                25.2
Equity in Loss of Subsidiary               (1.0)        -          (1.0)             -
Net Loss                                $  (1.0)     $ (1.0)      $(1.0)          $  (1.0)

QUARTER ENDED JUNE 30, 1996
---------------------------
Sales                                   $   -        $ 80.8      $  -             $  80.8
Gross Profit                                -          22.1         -                22.1
Equity in Loss of Subsidiary               (4.6)        -          (4.6)             -
Net Loss                                $  (4.6)     $ (4.6)     $ (4.6)          $ (4.6)


RACI Holding, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997 (Unaudited)
(Dollars in Millions, except per share and share data)


                      RACI HOLDING, INC. AND SUBSIDIARIES
               CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Millions)

                                                                                   RACI
                                                                                 HOLDING,
                                                                                 INC. AND
                                        HOLDING   REMINGTON   ELIMINATIONS     SUBSIDIARIES
                                        -------   ---------   ------------     ------------
YEAR-TO-DATE JUNE 30, 1997
--------------------------
Sales                                    $  -       $ 174.4      $  -            $ 174.4
Gross Profit                                -          49.7         -               49.7
Equity in Loss of Subsidiary               (2.3)        -          (2.3)             -
Net Loss                                 $ (2.3)    $  (2.3)     $ (2.3)         $  (2.3)

YEAR-TO-DATE JUNE 30, 1996
--------------------------
Sales                                    $  -       $ 177.1      $  -            $ 177.1
Gross Profit                                -          53.8         -               53.8
Equity in Loss of Subsidiary               (4.0)        -          (4.0)             -
Net Loss                                 $ (4.0)    $  (4.0)     $ (4.0)         $  (4.0)

7.  COMMITMENTS AND CONTINGENCIES

        The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations, and other matters arising in the normal course of business. Under the Asset Purchase Agreement, the Company assumed financial responsibility for certain product liability claims involving pre-Acquisition occurrences and certain pre-Acquisition environmental liabilities up to a maximum aggregate amount (the "Cap"), the product liability portion of which was increased pursuant to an agreement between the Company and the Sellers in December 1996. Based upon the incurrence of additional product liability costs chargeable to the Cap in the second quarter of 1997 the remaining product liability basket has been exceeded. The Company expects to pay the balance of the costs incurred in the third quarter to the Sellers. As of June 30, 1997 the Company had charged to the Cap payments of $0.4 million relating to environmental costs, leaving $0.1 million to be paid. The Company anticipates making a payment in the third quarter of 1997 to close out the remaining environmental Cap. Except for certain cases and claims relating to shotguns as described below and for all cases and claims relating to discontinued products, the Company generally bears financial responsibility for all cases and claims relating to occurrences after the Closing. Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences is limited to the amount of the Cap, with the Sellers retaining liability in excess of the Cap and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the closing of the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company.

RACI Holding, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997 (Unaudited)
(Dollars in Millions, except per share and share data)

While it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the closing of the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for certain post-Acquisition shotgun-related costs) that the outcome of all product liability cases and claims involving post-Acquisition occurrences, which occurrences have arisen prior to June 30, 1997, individually or in the aggregate, will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

8.  SUBSEQUENT EVENTS

     On July 22, 1997 the Board of Directors approved the RACI Holding, Inc. Director Stock Purchase Plan and reserved an additional 12,500 shares of Class A Common Stock, par value $.01 per share, of Holding ("Common Stock") for issuance in accordance therewith. To date, no Common Stock has been issued under this plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of RACI Holding, Inc. ("Holding") and its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiary, Remington International, Ltd. (together with Remington and Holding, the "Company"), and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1996 and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Registration Statement on Form S-4 (File No. 333-4520) on file with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the year ended December 31, 1997, in part due to the seasonality of the Company's business.

BUSINESS TRENDS AND INITIATIVES

     The Company believes that several of its key customers, including Wal-Mart, instituted tighter inventory control practices to reduce inventory levels during 1996. The Company also believes that additional key customers are beginning to institute tighter inventory control practices, such as delaying purchases until product is needed to fill orders particularly in product categories where customers' existing inventories are sufficient in relation to current demand such as certain higher priced rifles. As a result of this shift in customer buying patterns, sales of the Company's products are becoming increasingly seasonal. See "- Seasonality." While more of the Company's customers could adopt similar policies leading to further constraints on future sales, the Company does not believe that any such development is likely to have a material adverse impact on full year sales volumes, although no assurance can be given in this regard. However, these practices have caused, and are likely to continue to cause, the Company to experience increased liquidity and working capital requirements in producing and carrying inventory for later sale to meet customers' shorter lead time order requirements.

     In addition, gross margin as a percentage of sales was adversely affected in the first quarter of 1997 compared to the prior year period by customers purchasing lower priced, lower margin products such as economically priced shotguns and promotionally priced ammunition. This impact on gross margins was partially offset in the second quarter of 1997 by higher pricing on the Company's firearms products and an improved mix of ammunition product sales. Although changes in customer buying patterns have adversely influenced the Company's gross profit margin for the first six months of 1997 compared to the prior year period, the Company does not anticipate that the gross profit margin will be significantly impacted for the full year.

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

     In light of these market constraints on sales growth opportunities and the Company's increased liquidity and working capital needs, the Company is focusing on increasing profitability by increasing brand name awareness, introducing new products and containing costs. In 1996, the Company undertook a number of cost containment initiatives and will continue to review all aspects of the Company's operations with a view towards managing costs in response to competitive pressures.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996

     Sales. Sales for the second quarter of 1997 were $85.9 million, an increase of $5.1 million, or 6.3%, from 1996 second quarter sales of $80.8 million. This increase was primarily due to increased firearms sales volume and higher firearms pricing. Sales for the first six months of 1997 ("year-to-date") were $174.4 million, a decrease of $2.7 million, or 1.5%, from 1996 year-to-date sales of $177.1 million. The decline in sales for the year-to-date period was primarily due to lower demand for certain of the Company's higher priced rifles (primarily during the first quarter as compared to the prior year period), partially offset by higher firearms pricing and increased sales of ammunition, accessories and fishline products. The Company believes the decline in demand for certain firearms in the first six months of 1997 versus the same period of 1996 was primarily due to a shift in customer buying patterns, although other factors contributed to the decline. See "-- Business Trends and Initiatives."

     Firearms sales increased $6.1 million, or 15.9%, to $44.5 million for the second quarter of 1997 from $38.4 million in the second quarter of 1996. The increase in firearms sales for the quarter was primarily due to increased sales volumes relating to the fall hunting season which were realized later in 1997 due to a shift in customer buying patterns along with higher pricing on the Company's firearms products. See "- Seasonality." Year-to-date sales in 1997 were $90.3 million, $3.6 million, or 3.8%, lower than the prior year-to-date period. The decrease was most pronounced in the rifle category. The Company believes this decrease was primarily the result of customers' tighter inventory management practices such as delaying purchases until product is needed to fill orders, and the change in the Company's 1997 sales plan year, which adversely impacted first quarter sales as discussed above.

     Ammunition sales for the second quarter of 1997 were $29.8 million, an increase of $0.2 million over 1996 sales of $29.6 million. Year-to-date sales in 1997 were $59.0 million, $1.2 million, or 2.1%, higher than the prior year-to-date period. The increase in ammunition sales for the year-to-date period was primarily due to increased sales volumes.

     Sales of fishing products for the second quarter were approximately equal to the prior year period and increased slightly from the six months ended June 30, 1996 primarily due to higher sales of fishing related products. Sales of accessory products decreased during the second quarter of 1997 from the second quarter of 1996 primarily due to lower volumes, but higher first quarter volumes resulted in increased sales for the year-to-date period as compared to the same period for 1996.

     Cost of Goods Sold. Cost of goods sold for the second quarter of 1997 was $60.7 million, an increase of $2.0 million, or 3.4%, versus $58.7 million for the second quarter of 1996. This increase resulted principally from the increase in sales discussed above. Cost of goods sold as a percentage of sales decreased between the two quarterly periods from 72.6% in 1996 to 70.7% in 1997. This was primarily a result of higher pricing on firearms products and a favorable mix of ammunition product sales, partially offset by costs associated with the start-up of the Company's new manufacturing facility in Mayfield, Kentucky. Cost of goods sold for the first six months of 1997 increased only $1.4 million or 1.1% over the same period in 1996. As a percentage of sales, however, cost of goods sold increased from 69.6% for the first six months in 1996 to 71.5% for the same period in 1997. This increase as a percentage of sales for the year-to-date period was primarily due to start-up costs at the Mayfield facility and an unfavorable sales mix of the Company's firearms products, which included a higher percentage of lower priced lower margin products than the prior year period (primarily during the first quarter), partially offset by higher pricing on the Company's firearms products.

     Gross Profit. Gross profit was $25.2 million for the second quarter of 1997, an increase of $3.1 million, or 14.0% from the second quarter 1996 gross profit of $22.1 million. This increase in gross profit was primarily due to higher pricing and increased sales volume of the Company's firearms products and a favorable mix of ammunition product sales, partially offset by costs associated with the start-up of the Mayfield facility discussed above. Year-to-date gross profit was $49.7 million in the current year versus $53.8 million in the same period of the prior year. This decrease in gross profit between the year-to-date periods was primarily due to lower sales volume in the Company's firearms business and, to a lesser extent, start-up costs at the Mayfield facility and an unfavorable mix of firearms product sales, partially offset by higher pricing on the Company's firearms products.

     Operating Expenses. Operating expenses consist of selling, general and administrative expense; research and development expense; and other income and expense. Operating expenses for the second quarter of 1997 were $20.1 million, a decrease of $2.5 million, or 11.1%, from $22.6 million for the second quarter of 1996. Year-to-date operating expenses for 1997 were $40.3 million, a decrease of $7.2 million, or 15.2%, from $47.5 million for the same period of 1996 for the reasons set forth below.

     Selling, general and administrative expenses for the second quarter of 1997 were $18.4 million, a decrease of $1.2 million, or 6.1%, from $19.6 million for the second quarter of 1996. Year-to-date selling, general and administrative expenses were $36.1 million, a $5.7 million decrease from $41.8 million in the prior year-to-date period. The decrease in both the quarterly and year-to-date periods was primarily attributable to the hiring of permanent employees to replace outside consultants who comprised much of the Company's information systems staffing during the first quarter and early part of the second quarter of 1996, lower expenditures for salary and discretionary items due to the workforce reductions and cost containment activities undertaken in 1996, and reduced product liability expense. Selling, general and administrative expenses decreased from 24.3% of sales in the second quarter of 1996 to 21.4% of sales in the second quarter of 1997 and from 23.6% of sales for the six months ended June 30, 1996 to 20.7% for the six months ended June 30, 1997 primarily as a result of the reduction in costs discussed above.

     Research and development expenses were $2.0 million for the second quarter of 1997, a decrease of $0.5 million, or 20.0%, from $2.5 million in the second quarter of 1996. For the six months ended June 30, 1997, research and development expenses were $4.1 million, a $0.9 million, or 18.0% decrease from the same period of the prior year. The decrease in research and development expenses for both the quarterly and year-to-date periods was primarily a result of the Company consolidating research and development activities into the new research and development facility in Elizabethtown, Kentucky.

     Operating Profit. Operating profit increased to $5.1 million for the second quarter of 1997, an increase of $6.8 million from 1996's second quarter operating loss of $1.7 million. Operating profit increased to $9.4 million for the year-to-date period, a $4.3 million or 84.3% increase from 1996's year-to-date operating profit of $5.1 million. Operating profit for the second quarter of 1996, however, included a $1.2 million restructuring charge recognized when the Company reduced production levels, plant overhead expenses and other costs to correspond with current sales volumes, and reorganized the international marketing efforts. Excluding the restructuring related charges from both the quarterly and year-to-date periods of 1996, operating profit increased $5.6 million for the 1997 quarterly period primarily as a result of higher gross profits and lower operating expenses as discussed above, and increased $3.1 million for the 1997 year-to-date period primarily as a result of decreases in operating expenses, partially offset by the lower gross profit as discussed above.

     Interest Expense. Interest expense for the quarter ended June 30, 1997 was $6.6 million, unchanged from the second quarter of 1996. Year-to-date interest expense was $12.7 million versus $12.3 million in the prior year-to-date period. The increase in interest expense for the year-to-date period was primarily due to higher average borrowings on the Company's revolving credit facility (the "Revolving Credit Facility") under its senior bank credit agreement (as amended, the "Credit Agreement"), partially offset by lower interest on the Company's term loan borrowings due primarily to lower term debt levels resulting from scheduled debt repayments.

     Net Income / Loss. Net loss for the second quarter of 1997 was $1.0 million, a decrease of $3.6 million from the second quarter 1996 net loss of $4.6 million, due primarily to the factors discussed above. Net loss for the six months ended June 30, 1997 was $2.3 million, a decrease of $1.7 million from 1996 net loss of $4.0 million due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Net cash used in operating activities for the six month period ended June 30, 1997 was $15.4 million, resulting primarily from an increase in accounts receivable. Accounts receivable increased $19.8 million principally due to $45.8 million of sales on extended payment terms granted to customers consistent with industry-wide programs and with prior year experience, partially offset by additional collections. The extended sales terms provide cash discount incentives and, in the majority of cases, require payment by October 10, 1997. The Company intends to use the proceeds from these receivables to pay down the existing balance on its Revolving Credit Facility. Net cash used in investing activities in the first six months of 1997 was $2.6 million consisting of capital expenditures for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities as well as investment in the Company's new manufacturing facility in Mayfield, Kentucky. Net cash provided by financing activities in the first six months of 1997 was $12.2 million, primarily resulting from increased borrowings under the Revolving Credit Facility of approximately $24.0 million, offset in part by $10.6 million in principal payments on outstanding indebtedness (including capital leases).

     At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Credit Agreement. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of June 30, 1997, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. The Company expects that it will have to replace the Revolving Credit Facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000. No assurance can be given that the Company will be able to obtain such a replacement working capital facility or refinance such amounts on terms acceptable to the Company.

Working Capital

     Working capital increased from $136.1 million at December 31, 1996 to $155.5 million at June 30, 1997 primarily as a result of an increase in accounts receivable and inventories (funded principally with borrowings from the Company's Revolving Credit Facility), partially offset by a decrease in cash and cash equivalents. During the fourth quarter of 1996, the Company implemented an ongoing working capital management program to help maximize cash from operations. This program includes improved collection of accounts receivable, maintaining inventory levels in line with sales projections and increased focus on management of accounts payable.

Capital Expenditures

     Capital expenditures for the six months ended June 30, 1997 were $2.6 million, of which approximately 28% was related to the new firearms manufacturing facility in Mayfield, Kentucky. The remainder of the capital expenditures in the first six months of 1997 were principally for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities.

Liquidity

     The Company incurred substantial indebtedness in connection with the Acquisition. As of June 30, 1997 the Company had outstanding approximately $266.5 million of indebtedness, consisting of approximately $99.6 million ($100.0 million face amount) in 9 1/2% Senior Subordinated Notes due 2003, Series A, $77.3 million in term loan borrowings and $83.0 million in revolving credit borrowings under the Credit Agreement, $4.8 million in capital lease obligations, and $1.8 million of other long-term debt. As of June 30, 1997 the Company also had aggregate letters of credit outstanding of $7.0 million. $62.2 million of the Company's Revolving Credit Facility was available for borrowing as of June 30, 1997.

     The Company recently completed its offer to exchange (the "Exchange Offer") up to $100 million aggregate principal amount of Remington's registered 9 1/2% Senior Subordinated Notes due 2003, Series B (the "New Notes") for a like principal amount of Remington's issued and outstanding 9 1/2% Senior Subordinated Notes due 2003, Series A (the "Existing Notes" and, together with the New Notes, the "Notes"). All of the Existing Notes were exchanged for New Notes. The interest rate on the Notes was 10% per annum from April 30, 1994 until June 22, 1997, the day before the date of consummation of the Exchange Offer, and is currently 9 1/2% per annum. The reduction in interest payments will amount to $0.5 million per year.

SEASONALITY

     The Company produces and markets a broad range of firearms and ammunition products used in various shooting sports. Several models of the Company's shotguns and several types of ammunition are intended for target shooting which generally occurs in the "off season." The majority of the Company's firearm and ammunition products, however, are manufactured for hunting use. As a result, sales of the Company's products are seasonal and concentrated toward the fall hunting season. The Company follows the industry practice of selling firearms pursuant to a "dating" plan allowing the customer to buy the products commencing at the beginning of the Company's dating plan year and pay for them on extended terms. The Company believes that this dating plan has historically had the effect of shifting some firearms sales from the second and third quarters to the first quarter. Recently, however, more of the Company's customers appear to be instituting tighter inventory management practices such as delaying purchases until product is needed to fill orders closer to the fall hunting season and relying more on manufacturers to stock inventory and supply products within a narrower order period. The Company believes that both firearms and ammunition sales have become increasingly seasonal as a result of these changes in customers' buying patterns.

STATEMENT OF ACCOUNTING STANDARDS NOT YET ADOPTED

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, effective for fiscal periods ending after December 15, 1997. The new standard simplifies the computation of earnings (loss) per share by replacing primary earnings
(loss) per share with basic earnings (loss) per share. Basic earnings (loss) per share will not include the effect of any potentially dilutive securities, as under the current accounting standard, and will be computed by dividing reported income available to common shareholders by the weighted average number of common shares outstanding during the period. Fully diluted earnings (loss) per share will now be called diluted earnings (loss) per share and will reflect the dilution of all potentially dilutive securities. Companies will be required to restate all prior period earnings (loss) per share data. The adoption of this standard by the Company will have no impact on the historical reported earnings
(loss) per share amounts since the effect of potentially dilutive securities have been immaterial and therefore have been excluded from the historical earnings (loss) per share computations.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for periods beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.

YEAR 2000 COMPLIANCE

     While the Company's new computer system, which was installed at the Company's headquarters in 1996, is able to accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years, the Company is currently in the process of converting its manufacturing systems at its other facilities to year 2000 compliant software. The Company does not expect that the cost of converting such systems will be material to its financial condition or results of operations. The Company believes it will be able to achieve year 2000 compliance at its other facilities by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS


        Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "- Business Trends and Initiatives" concerning (a) the Company's expectation that the institution of tighter inventory control practices by additional customers will not have a material adverse impact on full year sales volumes, and the Company's belief that these practices will continue and are likely to cause the Company to experience increased liquidity and working capital requirements, (b) the Company's anticipation that gross profit margin will not be significantly impacted for 1997 by the changes in customers' buying patterns, (c) the Company's belief that consumer concerns about regulation will not be a significant market influence in the near term; and (d) the Company's belief that the markets for its firearms and ammunition products generally will experience low levels of growth, at least in the near future; (ii) the statements in "- Liquidity and Capital Resources - Cash Flows" concerning (a) the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility and (b) the Company's expectation that it will have to replace the Revolving Credit Facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000; (iii) the statements in "-Year 2000 Compliance" concerning the Company's expectation that the cost of converting manufacturing systems at its facilities will not be material to its financial condition or results of operations and that it will be able to achieve year 2000 compliance at its facilities by the end of 1999 without material disruption in its operations;
(iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations"; (v) the statements in "Legal Proceedings" concerning (a) the Company's belief that any additional claims for personal injury resulting from the disposition of Garza will be unlikely to have a material adverse effect upon its financial condition or results of operations and (b) the Company's belief that although it anticipates that it will continue to be involved in product liability cases and claims in the future, the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial conditions or results of operations of the Company; and (vi) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

       Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Liquidity and Capital Resources", "-Year 2000 Compliance" and "Legal Proceedings"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

 . The Company's ability to make scheduled payments of principal or interest on, or to refinance its obligations with respect to its indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control including the responses of competitors, changes in customer inventory management practices, changes in customer buying patterns, regulatory developments and increased operating costs.

 . The degree to which the Company is leveraged could have important consequences to the holders of the notes relating to the Company's indebtedness, including the following: (i) the Company's ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for operations; (iii) certain of the Company's borrowings will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates; and
   (iv) the Company may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures.

 . The Company's ability to meet its debt service and other obligations will depend in significant part on customers purchasing the Company's products during the fall hunting season. Notwithstanding the Company's cost containment initiatives and continuing management of costs, a decrease in demand during the fall hunting season for the Company's higher priced, higher margin products would require the Company to further reduce costs or increase its reliance on borrowings under the Company's Revolving Credit Facility to fund operations. No assurance can be given that the Company would be able to reduce costs or increase its borrowings sufficiently to adjust to such a reduction in demand.

 . Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future. The Company's ability to meet its product liability obligations will depend (among other things) upon the availability of insurance, the adequacy of Company accruals, the Sellers' ability to satisfy their obligations to indemnify the Company against certain product liability cases and claims and Sellers' agreement to be responsible for certain post-Acquisition shotgun related costs.

 . The Company's sales revenues have been adversely affected by changes in inventory management practices at several of its key customers. In addition, changes in customer buying patterns at certain key customers have increased the seasonality of the Company's sales of certain higher priced, higher margin products. The Company cannot control the inventory management practices or timing of its customers' purchases, and the adoption of similar policies by more of the Company's customers could lead to further constraints on sales and increased liquidity and working capital requirements.

 . The Company faces significant competition. The Company's competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than the Company. There can be no assurance that the Company will continue to compete effectively with all of its present competition, and the Company's ability to so compete could be adversely affected by its leveraged condition.

 .  Sales made to Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately
   18% of the Company's total net revenues in 1996. The Company's sales to Wal-Mart are not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from the Company, the Company's financial condition or results of operations could be aversely affected.

 . The Company utilizes numerous raw materials, including steel, lead, brass, plastics and wood, as well as manufactured parts, that are purchased from one or a few suppliers. In addition, the Company purchases most of the fishline it requires for its product lines from DuPont under a supply agreement that was renewed in January 1997. Any disruption in the Company's relationship with these suppliers could increase the cost of operations.

 . The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. The Company believes that its ammunition sales levels in 1994 and 1995 were affected by proposed legislation increasing the taxes on ammunition and by consumer uncertainty over the impact of the Brady Bill. While the Company does not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on its sales from 1994 through 1996, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on the Company in the future.

        While the Company periodically reassesses material trends and uncertainties affecting the operations and financial condition in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

                          PART II - OTHER INFORMATION
                          ----------------------------

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

     The Company and the Sellers are engaged in the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products. As of June 30, 1997, approximately 34 such cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings. All but two of these cases are individual actions alleging personal injury, and many seek punitive as well as compensatory damages. Of these pending cases, approximately 6 involve discontinued products and approximately 8 involve undisclosed pre-Closing occurrences. Accordingly, these are cases for which the Sellers retained liability and are required to indemnify the Company for the full amount. In addition, approximately 5 of the pending cases are subject to the Cap and are cases for which the Sellers retained liability and are required to indemnify the Company for amounts in excess of the Cap. The remaining approximately 15 of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement. The Company has previously disposed of a number of other cases involving post-Closing occurrences by settlement.

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

     On February 6, 1996, the Court in San Antonio, Texas gave final approval to a settlement of the Garza class action relating to Remington brand shotguns, and that decision has become final and non-appealable. The Garza case involved certain Remington brand 12-gauge shotguns, including Model 1100, 11-87 and 870 shotguns, manufactured from 1960 to 1995. Pursuant to the settlement, funds of approximately $19.0 million were distributed to eligible shotgun owners in the second quarter of 1997. Approximately 500,000 class members filed valid claims covering approximately 800,000 guns. Defense costs associated with Garza are subject to the Cap. However, pursuant to a separate agreement between the Company and the Sellers, the Sellers will pay for the settlement fund of approximately $19.0 million which was distributed to class members, related expenses of approximately $12.0 million for plaintiffs' counsel fees and costs, and more than $1.0 million for costs of administering the fund, without regard to the Cap. Approximately 350 class members (including two institutions) opted out and chose not to participate in the settlement, although approximately 15 of them (including such institutions) have filed claims, apparently in an effort to rejoin the settlement class. Except for these few class members who have opted out, the settlement resolves all claims that might be brought by owners of the shotguns at issue in connection with the barrel steel formerly used in such firearms, other than claims for personal injury. Publicity regarding the Garza agreement led, and may continue to lead, to some additional claims of personal injury allegedly involving use of the shotguns included in the class action lawsuit. Most of the additional claims received were settled in 1996 without lawsuits being filed. The Company does not believe that the disposition of Garza (including any individual personal injury actions which might be filed as a result of the settlement) is likely to have a material adverse effect upon its financial condition or results of operations.

     The other purported class action, Luna, filed in 1989 against the Sellers in Texas district court in Jim Wells County, and amended in December 1993, seeks certification of a class consisting of all Texas owners, allegedly 400,000 in number, of Model 700 bolt-action rifles. In June 1996, the district court issued a ruling that certified for class treatment the limited issues of whether the Model 700 fire control system is "defective" and, if so, the "cost of repair." Pursuant to Texas law, the Sellers filed a timely appeal of this ruling to the intermediate level state appellate court, and oral argument was held on June 19, 1997. Remington had not been named as a defendant at the time of the decision or the filing of the appeal, and is not a party to the appeal. On July 16, 1996, plaintiffs further amended the complaint to include Remington, which filed an answer in September 1996. A hearing in the district court on the class certification motion against Remington took place on June 9, 1997. Holding has not been named as a defendant in this case. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against all claims in that case for economic loss involving firearms similar to those involved in that case and shipped up to 42 calendar months after the Closing (prior to the end of May 1997). Any such claims of economic loss involving such firearms shipped thereafter will be the Company's responsibility and, to the extent that such claims do not involve personal injury or property damage, they would not be covered by the Company's product liability insurance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 22, 1997 the sole stockholder of Holding, at its annual meeting, unanimously re-elected in its entirety the board of directors of Holding. On the same day, the sole stockholder of Remington, at its annual meeting, unanimously re-elected in its entirety the board of directors of Remington.

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

    During the quarter ended June 30, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RACI HOLDING, INC.


                                     /s/ Mark A. Little
                                     ------------------
                                     Mark A. Little
                                     Vice President, Chief Financial Officer
                                     and Controller (Principal Financial
                                     Officer)



August 14, 1997

                               INDEX TO EXHIBITS

     The File Number of the Registrant, RACI Holding, Inc. is 333-4520.

Exhibit No.    Description
-----------    -----------

         27           Financial Data Schedule

         99           Reconciliation of Loss from Operations to EBITDA