Form 10-Q
period 1997-09-30
RACI HOLDING INC
filed 1997-11-14
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997...............................

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from........................ to ....................

     Commission file number......333-4520.......................................

 ...............................RACI HOLDING, INC................................
             (Exact name of registrant as specified in its charter)

 ...................Delaware ........................ .......51-0350929..........
      (State of other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                               870 Remington Drive
                                  P.O. Box 700
 .......................Madison, North Carolina 27025-0700.......................
                    (Address of principal executive offices)
                                   (Zip Code)

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

        Yes...X ...No......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $.01 per share, outstanding at
October 31, 1997                                                  750,000 shares

Class B Common Stock, par value $.01 per share, outstanding at
October 31, 1997                                                  0 shares

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS


RACI HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in Millions except per share and share data)      SEPTEMBER 30,          DECEMBER 31,
                                                                1997                  1996
                                                         -----------------     ------------------
                                                            (Unaudited)

     ASSETS
     ------
     Current Assets
     --------------
     Cash and Cash Equivalents                           $              8.1    $               9.6
     Accounts Receivable Trade - net                                  100.4                   71.1
     Inventories                                                       88.2                  101.9
     Supplies                                                          12.9                   13.9
     Prepaid Expenses and Other Current Assets                          7.6                   10.7
     Deferred Income Taxes                                             13.1                   13.4
                                                          -----------------     ------------------
       Total Current Assets                                           230.3                  220.6

     Property, Plant and Equipment - net                               92.5                   98.4
     Intangibles and Debt Issuance Costs - net                         94.1                   96.4
     Deferred Income Taxes                                             11.4                   14.0
     Other Noncurrent Assets                                            4.2                    5.6
                                                         ------------------     ------------------
       TOTAL ASSETS                                      $            432.5     $            435.0
                                                         ==================     ==================

     ---------------------------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDER'S EQUITY
     ------------------------------------
     Current Liabilities
     -------------------
     Accounts Payable                                     $            30.4    $              32.9
     Short-Term Debt                                                    0.1                    1.2
     Current Portion of Long-Term Debt                                 20.9                   20.9
     Product and Environmental Liabilities                              4.4                    7.2
     Income Taxes                                                       1.9                    -
     Other Accrued Liabilities                                         35.2                   22.3
                                                         ------------------     ------------------
       Total Current Liabilities                                       92.9                   84.5

     Long-term Debt                                                   211.5                  232.2
     Retiree Benefits                                                  34.2                   31.9
     Product and Environmental Liabilities                              9.6                    6.6
                                                         ------------------     ------------------
       Total Liabilities                                              348.2                  355.2

     Commitments and Contingencies

     Shareholder's Equity
     --------------------
     Class A Common Stock, par value $.01; 1,250,000 shares
        authorized, 750,000 issued and outstanding                      -                      -
     Class B Common Stock, par value $.01; 1,250,000 shares
        authorized, none issued and outstanding                         -                      -
     Paid in Capital                                                   75.0                   75.0
     Retained Earnings                                                  9.3                    4.8
                                                         ------------------     ------------------
         Total Shareholder's Equity                                    84.3                   79.8
     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $            432.5     $            435.0
                                                         ==================     ==================

     --------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

RACI HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in Millions except per share data)




                                                        -------------------------------------------------------------------------
                                                                                       Unaudited
                                                        -------------------------------------------------------------------------
                                                        QUARTER ENDED SEPTEMBER 30,                YEAR-TO-DATE SEPTEMBER 30,
                                                        -------------------------------          --------------------------------
                                                             1997           1996 (1)                 1997            1996 (1)
                                                        --------------     ------------          -------------     --------------
     SALES  (2)                                         $         125.4   $        139.4        $         299.8   $          316.5

     Cost of Goods Sold                                            88.8            100.8                  213.5              224.1
                                                        ---------------   --------------        ---------------   ----------------

        Gross Profit                                               36.6             38.6                   86.3               92.4

     Selling, General and Administrative

       Expenses                                                    17.7             21.9                   53.8               63.7

     Research & Development Expense                                 1.6              2.4                    5.7                7.4

     Other (Income) Expense, net                                    -                0.7                    0.1                1.4

     Restructuring and Nonrecurring Items                           -                0.1                    -                  1.3
                                                        ---------------   --------------        ---------------   ----------------

     Operating Profit                                              17.3             13.5                   26.7               18.6

     Interest Expense                                              (6.0)            (6.9)                 (18.7)             (19.2)
                                                        ---------------   --------------        ---------------   ----------------

     Profit (Loss) Before Income Taxes                             11.3              6.6                    8.0               (0.6)

     Provision (Benefit) for Income Taxes                           4.5              2.9                    3.5               (0.3)
                                                        ---------------   --------------        ---------------   ----------------

     NET INCOME (LOSS)                                  $           6.8  $           3.7       $            4.5  $            (0.3)
                                                        ===============   ==============        ===============   ================

     Per Share Data:

                 NET INCOME (LOSS) PER SHARE            $          9.07  $          4.93       $           6.00  $           (0.40)
                                                        ===============   ==============        ===============   ================

---------------------------------------------------------------------------------------------------------------------------------


(1) Certain reclassifications were made to the prior period's financial information to conform with the current presentation format.

(2) Sales are presented net of Federal Excise Taxes of $11.0 and $12.3 for the quarter, and $24.4 and $26.5 for the year-to-date period ended September 30, 1997 and 1996, respectively.



The accompanying notes are an integral part of these condensed consolidated financial statements.

RACI HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)




                                                              ---------------------------------
                                                                           Unaudited
                                                              ----------------------------------
                                                                  YEAR-TO-DATE SEPTEMBER 30,
                                                              ----------------------------------
                                                                   1997                 1996
                                                              -------------        -------------

Operating Activities

          Net Cash provided by (used in) Operating Activities $         24.9       $        (47.1)

Investing Activities

           Capital Expenditures                                         (3.8)               (12.8)
                                                                ------------          -----------

          Net Cash used in Investing Activities                         (3.8)               (12.8)


Financing Activities

           Net (payments) borrowings under Revolving Credit Facility    (5.0)                83.6
           Principal payments on Long-Term Debt                        (15.7)               (11.1)
           Principal payments on Short-Term Debt                        (1.1)                (4.1)
           Debt Issuance Costs                                          (0.8)                 -
                                                              --------------        -------------

          Net Cash (used in) provided by Financing Activities          (22.6)                68.4


                                                              --------------        -------------
(Decrease) Increase in Cash and Cash Equivalents                        (1.5)                 8.5
Cash and Cash Equivalents at beginning of period                         9.6                  1.4

                                                              --------------       --------------
Cash and Cash Equivalents at end of period                    $          8.1       $          9.9
                                                              ==============       ==============







--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

RACI HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE DATA)

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

        The accompanying unaudited condensed consolidated financial statements of Holding have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

RACI HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE DATA)





2.  INVENTORIES

                                                               September 30,     December 31,
                                                                   1997              1996
                                                                   ----              ----

                 Raw Materials                                   $   17.2         $  16.0
                 Semi-Finished  Product                              20.0            22.9
                 Finished Product                                    51.0            63.0
                                                                 --------         -------
                      Total                                      $   88.2         $ 101.9
                                                                 ========         =======

3.  DEBT

                                                               September 30,     December 31,
                                                                   1997              1996
                                                                   ----              ----
                 Credit Agreement:
                        Term Loans                               $   72.7         $  86.4
                        Revolving Credit Facility                    54.0            59.0
                 9.5% Senior Subordinated Notes due 2003             99.6            99.6
                 Capital Lease Obligations                            4.6             5.7
                 Other                                                1.5             2.4
                                                                 --------         -------
                                     Subtotal                    $  232.4         $ 253.1
                 Less: Current Portion                               20.9            20.9
                                                                 --------         -------
                                     Long-term Debt              $  211.5         $ 232.2
                                                                 ========         =======




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

RACI HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE DATA)

securities. Companies will be required to restate all prior period earnings
(loss) per share data. The adoption of this standard by the Company will have no impact on the historical reported earnings (loss) per share amounts since the effect of potentially dilutive securities have been immaterial and therefore have been excluded from the historical earnings (loss) per share computations.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for fiscal years beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.

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

        Components of the restructuring provision recorded in 1996 and utilized through September 30, 1997 are as follows:

                            Severance and
                             Termination   Lease    Other
                              Benefits     Costs   Expenses   Total
                              --------     -----   --------   -----

Original Provision            $  3.2     $  0.7    $  1.0    $  4.9
Payments in 1996                 1.3        0.1       0.1       1.5
                                 ---        ---       ---       ---

Balance, December 31, 1996    $  1.9     $  0.6    $  0.9    $  3.4
Payments in 1997                 1.6        0.1       0.4       2.1
                                 ---        ---       ---       ---

Balance, September 30, 1997   $  0.3     $  0.5    $  0.5    $  1.3
                              ======     ======    ======    ======

        The reserve balance at September 30, 1997 is included in other accrued liabilities in the accompanying balance sheet.

RACI HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE DATA)


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

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                               September 30, 1997
                              (Dollars in Millions)


                                                                    RACI
                                                                   HOLDING,
                                                                  INC. AND
                                HOLDING   REMINGTON ELIMINATIONS SUBSIDIARIES
                                -------   --------- ------------ ------------

ASSETS
------

Current Assets                 $     -    $ 230.3      $     -     $  230.3
Noncurrent Assets                 84.3      202.2         84.3        202.2
                                  ----      -----         ----        -----
        Total Assets           $  84.3    $ 432.5      $  84.3     $  432.5
                               =======    =======      =======     ========


LIABILITIES AND
SHAREHOLDER'S EQUITY
--------------------
Current Liabilities            $     -    $  92.9      $      -    $   92.9
Noncurrent Liabilities               -      255.3             -       255.3
Shareholder's Equity              84.3       84.3          84.3        84.3
                                  ----       ----          ----        ----
   Total Liabilities and
       Shareholder's Equity    $  84.3    $ 432.5      $   84.3    $  432.5
                               =======    =======      ========    ========


RACI HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE DATA)


                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                                December 31, 1996
                              (Dollars in Millions)



                                                                               RACI
                                                                             HOLDING,
                                                                             INC. AND
                                   HOLDING    REMINGTON     ELIMINATIONS   SUBSIDIARIES
                                   -------    ---------     ------------   ------------

ASSETS
------
Current Assets                    $    -      $  220.6        $     -       $  220.6
Noncurrent Assets                   79.8         214.4           79.8          214.4
                                    ----         -----           ----          -----
        Total Assets              $ 79.8      $  435.0        $  79.8       $  435.0
                                  ======      ========        =======       ========

LIABILITIES AND
SHAREHOLDER'S EQUITY
--------------------
Current Liabilities               $   -       $   84.5        $     -       $   84.5
Noncurrent Liabilities                -          270.7              -          270.7
Shareholder's Equity               79.8           79.8           79.8           79.8
                                   ----           ----           ----           ----

       Total Liabilities and
           Shareholder's Equity   $79.8       $  435.0        $  79.8       $  435.0
                                  =====       ========        =======       ========


                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                              (Dollars in Millions)

                                                                              RACI
                                                                             HOLDING,
                                                                             INC. AND
                                     HOLDING   REMINGTON     ELIMINATIONS  SUBSIDIARIES
                                     -------   ---------     ------------  ------------
QUARTER ENDED SEPTEMBER 30, 1997
--------------------------------
Sales                                $   -      $ 125.4          $   -       $   125.4
Gross Profit                             -         36.6              -            36.6
Equity in Earnings of Subsidiary       6.8            -            6.8               -
Net Income                           $ 6.8      $   6.8          $ 6.8       $     6.8

QUARTER ENDED SEPTEMBER 30, 1996
--------------------------------
Sales                                $   -      $ 139.4          $   -       $   139.4
Gross Profit                             -         38.6              -            38.6
Equity in Earnings of Subsidiary       3.7            -            3.7               -
Net Income                           $ 3.7      $   3.7          $ 3.7       $     3.7

RACI HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE DATA)


                      RACI HOLDING, INC. AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                              (Dollars in Millions)




                                                                               RACI HOLDING,
                                                                                 INC. AND
                                      HOLDING   REMINGTON     ELIMINATIONS      SUBSIDIARIES
                                      -------   ---------     ------------      ------------
YEAR-TO-DATE SEPTEMBER 30, 1997
-------------------------------
Sales                                  $   -     $  299.8        $   -           $  299.8
Gross Profit                               -         86.3            -               86.3
Equity in Earnings of Subsidiary         4.5            -          4.5                  -
Net Income                             $ 4.5     $    4.5        $ 4.5           $    4.5

YEAR-TO-DATE SEPTEMBER 30, 1996
-------------------------------
Sales                                  $   -     $  316.5        $   -           $  316.5
Gross Profit                               -         92.4            -               92.4
Equity in Loss of Subsidiary            (0.3)           -         (0.3)                 -
Net Loss                               $(0.3)    $   (0.3)       $(0.3)          $   (0.3)

7.  COMMITMENTS AND CONTINGENCIES

        The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations, and other matters arising in the normal course of business. Under the Asset Purchase Agreement, the Company assumed financial responsibility for certain product liability claims involving pre-Acquisition occurrences and certain pre-Acquisition environmental liabilities up to a maximum aggregate amount (the "Cap"), the product liability portion of which was increased pursuant to an agreement between the Company and the Sellers in December 1996. Based upon the incurrence of additional product liability costs chargeable to the Cap in the second quarter of 1997 the remaining product liability basket has been exceeded. As of September 30, 1997 the Company had charged to the Cap payments of $0.4 relating to environmental costs, leaving $0.1 to be paid. The Company paid the balance of the product liability costs and the remaining environmental costs chargeable to the Cap to the Sellers in the fourth quarter. Except for certain cases and claims relating to shotguns as described below and for all cases and claims relating to discontinued products, the Company generally bears financial responsibility for all cases and claims relating to occurrences after the Closing. Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences is limited to the amount of the Cap, with the Sellers retaining liability in excess of the Cap and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases

RACI HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE DATA)

and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the closing of the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. While it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the closing of the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for certain post-Acquisition shotgun-related costs) that the outcome of all product liability cases and claims involving post-Acquisition occurrences, which occurrences have arisen prior to September 30, 1997, individually or in the aggregate, will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

8.  STOCK PURCHASE PLAN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of RACI Holding, Inc. ("Holding") and its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiary, Remington International, Ltd. (together with Remington and Holding, the "Company"), and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1996 and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Registration Statement on Form S-4 (File No. 333-4520) on file with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the year ended December 31, 1997, in part due to the seasonality of the Company's business.

BUSINESS TRENDS AND INITIATIVES

         The Company believes that several of its key customers instituted tighter inventory control practices to reduce inventory levels during 1996. The Company also believes that during 1997 additional key customers began to institute tighter inventory control practices by delaying purchases until product is needed to fill orders. This continued shift in customer buying patterns has resulted in sales of the Company's products becoming increasingly seasonal. See "- Seasonality." In addition, modest softness in demand for firearms products contributed to lower sales volumes in the third quarter. While the Company cannot predict whether the demand for firearms products will improve, or when, the Company does not believe that the tighter inventory control practices of its customers are likely to have a material adverse impact on full year sales volumes, although no assurance can be given in this regard. However, the tighter inventory control practices have caused, and are likely to continue to cause, the Company to experience increased liquidity and working capital requirements in producing and carrying inventory for later sale to meet customers' shorter lead time order requirements.

        The Company began its 1997 sales plan year on December 1, 1996 rather than on January 1, 1997. This change in the sales plan year extended the qualifying period for the early order or "dating" plan by one month to include December orders which, the Company believes, had the effect of reducing orders for firearms products in the first quarter. The 1998 sales plan year will begin on December 1, 1997.

        The Company believes that consumer concerns about regulation, which were a factor in market growth in 1994 and early 1995, will not be a significant market influence in the near term. In part as a result of this change, the Company believes that the markets for its firearms and ammunition products generally will remain relatively flat, at least in the near future.

        In light of these market constraints on sales growth opportunities and the Company's increased liquidity and working capital needs, the Company continues to focus on increasing profitability by increasing brand name awareness, introducing new products and containing costs. In 1996, the Company undertook a number of cost containment initiatives. The Company will continue to review all aspects of the Company's operations with a view towards managing costs in response to competitive pressures.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

        Sales. Sales for the third quarter of 1997 were $125.4 million, a decrease of $14.0 million, or 10.0%, from 1996 third quarter sales of $139.4 million. This decrease was primarily due to lower firearms sales volume. Sales for the first nine months of 1997 ("year-to-date") were $299.8 million, a decrease of $16.7 million, or 5.3%, from 1996 year-to-date sales of $316.5 million. The decline in sales for the year-to-date period was primarily due to lower demand for the Company's firearms products. The Company believes the declines in demand for firearms in the third quarter and first nine months of 1997 versus the same periods of 1996 were primarily due to changes in customer buying patterns and modest softness in demand for firearms products, although other factors contributed to the decline. See "- Business Trends and Initiatives."

        Firearms sales decreased $11.3 million, or 21.1%, to $42.2 million for the third quarter of 1997 from $53.5 million in the third quarter of 1996. Year-to-date sales in 1997 were $132.5 million, $14.9 million, or 10.1%, lower than the prior year-to-date period. The Company believes the decrease in both the quarterly and year-to-date period was primarily the result of customers' tighter inventory management practices and a modest softness in demand for firearms products. The year-to-date results were also affected by the change in the Company's 1997 sales plan year, which adversely impacted first quarter sales as discussed above.

        Ammunition sales for the third quarter of 1997 were $69.6 million, a decrease of $2.3 million, or 3.2% lower than 1996 sales of $71.9 million. Year-to-date sales in 1997 were $128.6 million, $1.1 million, or 0.8%, lower than the prior year-to-date period. The decrease in ammunition sales in both the quarterly and year-to-date periods was primarily due to a slight change in the mix of products sold.

        Sales of fishing products increased from the third quarter and nine months ended September 30, 1996 primarily due to increased sales volumes as a result of better product placement and the introduction of new products. Sales of accessory products also increased in comparison to the comparable periods of the prior year primarily due to higher sales volumes resulting from new product introductions.

        Cost of Goods Sold. Cost of goods sold for the third quarter of 1997 was $88.8 million, a decrease of $12.0 million, or 11.9%, versus $100.8 million for the third quarter of 1996. This decrease resulted principally from the corresponding decrease in sales discussed above and to a lesser extent from product mix. Cost of goods sold as a percentage of sales decreased between the two quarterly periods from 72.3% in 1996 to 70.8% in 1997. Cost of goods sold for the first nine months of 1997 decreased $10.6 million or 4.7% over the same period in 1996. As a percentage of sales, cost of goods sold increased slightly from 70.8% for the first nine months in 1996 to 71.2% for the same period in 1997. This increase as a percentage of sales for the year-to-date period was due to start-up costs at the Mayfield facility.

        Gross Profit. Gross profit was $36.6 million for the third quarter of 1997, a decrease of $2.0 million, or 5.2%, from the third quarter 1996 gross profit of $38.6 million. Year-to-date gross profit was $86.3 million in the current year versus $92.4 million in the same period of the prior year. The decrease in gross profit for both the quarterly and the year-to-date periods was primarily due to lower sales volume in the Company's firearms business and, to a lesser extent, start-up costs at the Mayfield facility, partially offset by increased prices on the Company's firearms products.

        Operating Expenses. Operating expenses consist of selling, general and administrative expense; research and development expense; and other income and expense. Operating expenses for the third quarter of 1997 were $19.3 million, a decrease of $5.7 million, or 22.8%, from $25.0 million for the third quarter of 1996. Year-to-date operating expenses for 1997 were $59.6 million, a decrease of $12.9 million, or 17.8%, from $72.5 million for the same period of 1996 for the reasons set forth below.

        Selling, general and administrative expenses for the third quarter of 1997 were $17.7 million, a decrease of $4.2 million, or 19.2%, from $21.9 million for the third quarter of 1996. Year-to-date selling, general and administrative expenses were $53.8 million, a $9.9 million decrease from $63.7 million in the prior year-to-date period. The decrease in both the quarterly and year-to-date periods was primarily attributable to lower expenditures as a result of the restructuring in 1996 and tighter controls over discretionary spending during 1997, a reduction in bad debt expense and reduced product liability expense. Bad debt expense in 1997 was lower than 1996 for both the quarter and year-to-date periods due to improved credit procedures and favorable collection of accounts receivable with significant recoveries of previously reserved receivables. Selling, general and administrative expenses decreased from 15.7% of sales in the third quarter of 1996 to 14.1% of sales in the third quarter of 1997 and from 20.1% of sales for the nine months ended September 30, 1996 to 17.9% for the nine months ended September 30, 1997 primarily as a result of the reduction in costs discussed above.

        Research and development expenses were $1.6 million for the third quarter of 1997, a decrease of $0.8 million, or 33.3%, from $2.4 million in the third quarter of 1996. For the nine months ended September 30, 1997, research and development expenses were $5.7 million, a $1.7 million, or 23.0% decrease from the same period of the prior year. The decrease in research and development expenses for both the quarterly and year-to-date periods was primarily a result of the Company consolidating research and development activities into the new research and development facility in Elizabethtown, Kentucky.

        Operating Profit. Operating profit increased to $17.3 million for the third quarter of 1997, an increase of $3.8 million from 1996's third quarter operating profit of $13.5 million. Operating profit increased to $26.7 million for the year-to-date period, an $8.1 million or 43.5% increase from 1996's year-to-date operating profit of $18.6 million. Operating profit for the third quarter and nine months ended September 30, 1996, however, included a restructuring charge of $0.1 million and $1.3 million, respectively, recognized when the Company reduced production levels, plant overhead expenses and other costs to correspond with current sales volumes, and reorganized the international marketing efforts. Excluding the restructuring related charges from both the quarterly and year-to-date periods of 1996, operating profit increased $3.7 million for the 1997 quarterly period and $6.8 million for the 1997 year-to-date period primarily as a result of decreases in operating expenses, partially offset by lower gross profit as discussed above.

        Interest Expense. Interest expense for the quarter ended September 30, 1997 was $6.0 million, a decrease of $0.9 million, or 13.0%, from the third quarter 1996 level of $6.9 million. The decrease in interest expense for the quarter was primarily a result of a reduction in outstanding debt. Year-to-date interest expense was $18.7 million versus $19.2 million in the prior year-to-date period. The decrease in interest expense for the year-to-date period was primarily due to lower interest on the Company's term loan borrowings due primarily to lower term debt levels resulting from scheduled debt repayments, partially offset by increased interest expense resulting from higher average borrowings on the Company's revolving credit facility (the "Revolving Credit Facility") under its senior bank credit agreement (as amended, the "Credit Agreement").

        Net Income / Loss. Net income for the third quarter of 1997 was $6.8 million, an increase of $3.1 million from the third quarter 1996 net income of $3.7 million, and net income for the nine months ended September 30, 1997 was $4.5 million, an increase of $4.8 million from 1996 net loss of $0.3 million. These increases in net income for the quarter and year-to-date periods were due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

        The Company's operating activities provided cash of $24.9 million for the nine month period ended September 30, 1997 primarily as a result of net income adjusted for non-cash items and improved management of working capital. Accounts receivable increased $29.3 million to $100.4 million principally due to $23.1 million of sales on extended payment terms granted to customers consistent with industry-wide programs and with prior year experience. The extended sales terms provide cash discount incentives and, in the majority of cases, require payment by October 10, 1997. The Company intends to apply the proceeds from these receivables to the existing balance on its Revolving Credit Facility. Net cash used in investing activities in the first nine months of 1997 was $3.8 million consisting of capital expenditures for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities as well as investment in the Company's new manufacturing facility in Mayfield, Kentucky. Net cash used in financing activities in the first nine months of 1997 was $22.6 million, primarily resulting from $15.7 million in principal payments on outstanding indebtedness (including capital leases), a net repayment of $5.0 million on the Revolving Credit Facility, repayment of $1.1 million of short-term debt and $0.8 million of debt issuance costs. Cash flow from operating activities for the nine month period ended September 30, 1997 was sufficient to fund the Company's capital expenditure program and scheduled principal payments on outstanding indebtedness.

        At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Credit Agreement. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of September 30, 1997, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. The Company expects that it will have to replace the Revolving Credit Facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000. No assurance can be given that the Company will be able to obtain such a replacement working capital facility or refinance such amounts on terms acceptable to the Company.

Working Capital

        Working capital increased slightly from $136.1 million at December 31, 1996 to $137.4 million at September 30, 1997 primarily as a result of an increase in accounts receivable, partially offset by decreases in inventories and other current assets and increases in other accrued liabilities. During the fourth quarter of 1996, the Company implemented an ongoing working capital management program to help maximize cash from operations. This program includes improved collection of accounts receivable, maintaining inventory levels in line with sales projections and increased focus on management of accounts payable. As of September 30, 1997 inventories were $88.2 million, a $13.7 million reduction from the December 31, 1996 ending balance of $101.9 million. The September 30, 1997 accounts receivable balance was $29.3 million higher than the December 31, 1996 balance as a result of sales on extended terms consistent with industry standards and prior practices. See "-Liquidity and Capital Resources."

Capital Expenditures

        Capital expenditures for the nine months ended September 30, 1997 were $3.8 million, of which approximately 23% was related to the new firearms manufacturing facility in Mayfield, Kentucky. The remainder of the capital expenditures in the first nine months of 1997 were principally for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities.

Liquidity

        The Company incurred substantial indebtedness in connection with the Acquisition. As of September 30, 1997 the Company had outstanding approximately $232.4 million of indebtedness, consisting of approximately $99.6 million ($100.0 million face amount) in 9 1/2% Senior Subordinated Notes due 2003, Series B, $72.7 million in term loan borrowings and $54.0 million in revolving credit borrowings under the Credit Agreement, $4.6 million in capital lease obligations, and $1.5 million of other long-term debt. As of September 30, 1997 the Company also had aggregate letters of credit outstanding of $6.8 million. $91.2 million of the Company's Revolving Credit Facility was available for borrowing as of September 30, 1997.

        On June 23, 1997 the Company completed its offer to exchange (the "Exchange Offer") up to $100 million aggregate principal amount of Remington's registered 9 1/2% Senior Subordinated Notes due 2003, Series B (the "New Notes") for a like principal amount of Remington's issued and outstanding 9 1/2% Senior Subordinated Notes due 2003, Series A (the "Existing Notes" and, together with the New Notes, the "Notes"). All of the Existing Notes were exchanged for New Notes. The interest rate on the Notes was 10% per annum from April 30, 1994 until June 22, 1997, the day before the date of consummation of the Exchange Offer, and is currently 9 1/2% per annum. The reduction in interest payments will amount to $0.5 million per year.

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

 INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

        Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's expectation that the institution of tighter inventory control practices by additional customers will not have a material adverse impact on full year sales volumes, and the Company's belief that these practices will continue and are likely to cause the Company to experience increased liquidity and working capital requirements, (b) the Company's belief that consumer concerns about regulation will not be a significant market influence in the near term, and (c) the Company's belief that the markets for its firearms and ammunition products generally will remain relatively flat, at least in the near future; (ii) the statements in "-Liquidity and Capital Resources - Cash Flows" concerning (a) the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility and (b) the Company's expectation that it will have to replace the Revolving Credit Facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000; (iii) the statements in "-Year 2000 Compliance" concerning the Company's expectation that the cost of converting manufacturing systems at its facilities will not be material to its financial condition or results of operations and that it will be able to achieve year 2000 compliance at its facilities by the end of 1999 without material disruption in its operations; (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations"; (v) the statements in "Legal Proceedings" concerning (a) the Company's belief that any additional claims for personal injury resulting from the disposition of Garza will be unlikely to have a material adverse effect upon its financial condition or results of operations and (b) the Company's belief that although it anticipates that it will continue to be involved in product liability cases and claims in the future, the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial conditions or results of operations of the Company; and (vi) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

        Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Liquidity and Capital Resources", "-Year 2000 Compliance" and "Legal Proceedings"), in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

        The Company and the Sellers are engaged in the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products. As of September 30, 1997, approximately 34 such cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings. All but two of these cases are individual actions alleging personal injury, and many seek punitive as well as compensatory damages. Of these pending cases, approximately 4 involve discontinued products and approximately 6 involve undisclosed pre-Closing occurrences. Accordingly, these are cases for which the Sellers retained liability and are required to indemnify the Company for the full amount. In addition, approximately 5 of the pending cases are subject to the Cap and are cases for which the Sellers retained liability and are required to indemnify the Company for amounts in excess of the Cap. The remaining approximately 19 of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement. The Company has previously disposed of a number of other cases involving post-Closing occurrences by settlement.

       Two cases, Leonel Garza et al. v. Sporting Goods Properties, Inc., et al.
                  -------------------------------------------------------------
("Garza") and Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. du Pont
              ------------------------------------------------------------------
de Nemours and Company et al. ("Luna"), involving Company products which were
----------------------------
pending at the time of the Closing, and for which the Company assumed financial responsibility up to the amount of the Cap, were asserted as class actions, one involving shotguns and the other bolt-action rifles. In each case certification was sought of a class of owners of Remington brand firearms, generally claiming economic loss based on alleged product defect, and seeking compensatory, punitive and treble damages, plus other costs.

        On February 6, 1996, the Court in San Antonio, Texas gave final approval to a settlement of the Garza class action relating to Remington brand shotguns, and that decision has become final and non-appealable. The Garza case involved certain Remington brand 12-gauge shotguns, including Model 1100, 11-87 and 870 shotguns, manufactured from 1960 to 1995. Pursuant to the settlement, funds of approximately $19.0 million were distributed to eligible shotgun owners in the second quarter of 1997. The disposition of any unclaimed funds is expected to be decided by early 1998. Approximately 500,000 class members filed valid claims covering approximately 800,000 guns. Defense costs associated with Garza are subject to the Cap. However, pursuant to a separate agreement between the Company and the Sellers, the Sellers will pay for the settlement fund of approximately $19.0 million which was distributed to class members, related expenses of approximately $12.0 million for plaintiffs' counsel fees and costs, and more than $1.0 million for costs of administering the fund, without regard to the Cap. Approximately 350 class members (including two institutions) opted out and chose not to participate in the settlement, although approximately 15 of them (including such institutions) have filed claims, apparently in an effort to rejoin the settlement class. Except for these few class members who have opted out, the settlement resolves all claims that might be brought by owners of the shotguns at issue in connection with the barrel steel formerly used in such firearms, other than claims for personal injury. Publicity regarding the Garza agreement led, and may continue to lead, to some additional claims of personal injury allegedly involving use of the shotguns included in the class action lawsuit. Most of the additional claims received were settled in 1996 without lawsuits being filed. The Company does not believe that the disposition of Garza (including any individual personal injury actions which might be filed as a result of the settlement) is likely to have a material adverse effect upon its financial condition or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On August 26, 1997 the sole stockholder of Holding, by unanimous written consent ratified the appointment of Coopers & Lybrand L.L.P. as Holding's independent auditors for fiscal year 1997. On August 28, 1997 the sole stockholder of Remington, by unanimous written consent ratified the appointment of Coopers & Lybrand L.L.P. as Remington's independent auditors for fiscal year 1997.

ITEM 5.  OTHER INFORMATION

        On August 25, 1997 Holding filed a registration statement on Form S-8 with the Securities and Exchange Commission to register 12,500 shares of Class A Common Stock, par value $.01 per share, of Holding for issuance in accordance with the Director Stock Purchase Plan (and an indeterminable number of additional shares as may be issuable pursuant to the operation of the recapitalization provisions of the Director Stock Purchase Plan). To date, no Common Stock has been issued under this plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    --------

   The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

(b) Reports on Form 8-K
    -------------------

   During the quarter ended September 30, 1997, the Company filed no reports on Form 8-K.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RACI HOLDING, INC.

                                 /s/ Mark A. Little
                                 ------------------
                                 Mark A. Little
                                 Vice President, Chief Financial Officer
                                 and Controller (Principal Financial Officer)

November 14, 1997

                                INDEX TO EXHIBITS

        The File Number of the Registrant, RACI Holding, Inc. is 333-4520.

Exhibit No.           Description
-----------           -----------

       10.1 RACI Holding, Inc., Director Stock Purchase Plan, adopted on July 22, 1997.

       10.2           Form of Director Stock Subscription Agreement

       27             Financial Data Schedule

       99             Reconciliation of Loss from Operations to EBITDA