Form 10-K405
period 1997-12-31
RACI HOLDING INC
filed 1998-03-30
CIK 917676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-K

(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal period ended December 31, 1997

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to  _____

                      COMMISSION FILE NUMBER :   333-4520

     --------------------------------------------------------------------

                               RACI HOLDING, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                        51-0350929
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or  organization)


                              870 REMINGTON DRIVE
                                  P.O. Box 700
                       MADISON, NORTH CAROLINA 27025-0700
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (910) 548-8700

              (Registrant's telephone number, including area code)

     --------------------------------------------------------------------

         Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  [X]    No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     Yes  [X]    No  [  ]

     As of March 17, 1998, the registrant had outstanding 760,000 shares of Class A Common Stock, par value $.01 per share and 0 shares of Class B Common Stock, par value $.01 per share.

                         TABLE OF CONTENTS TO FORM 10-K
                         ------------------------------

  PART I............................................................   3
     ITEM 1. BUSINESS...............................................   3
     ITEM 2. PROPERTIES.............................................   14
     ITEM 3. LEGAL PROCEEDINGS......................................   14
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....   16

  PART II...........................................................   17
     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS................................   17
     ITEM 6. SELECTED FIVE-YEAR FINANCIAL DATA......................   18
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.................   20
     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                     MARKET RISK....................................   32
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............   F-1
     ITEM 9. CHANGES IN AND DISAGREEMENTS  WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE................   33

  PART III..........................................................   34
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....   34
     ITEM 11. EXECUTIVE COMPENSATION................................   37
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.......................................   39
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........   41

  PART IV...........................................................   43
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                   ON FORM 8-K......................................   43

                                     PART I
                                     ------


Item 1.   BUSINESS

     Pursuant to an asset purchase agreement (the "Asset Purchase Agreement") among Remington Arms Company, Inc. ("Remington"), Sporting Goods Properties, Inc. ("Sporting Goods") and its parent E. I. du Pont de Nemours and Company ("DuPont"), at a closing on December 1, 1993 (the "Closing"), Remington acquired (the "Acquisition") substantially all the assets and business of Sporting Goods, as well as certain other assets of DuPont used in connection with the marketing of fishline and fishline accessories (collectively, the "Business"). Remington and its parent, RACI Holding, Inc. ("Holding"), are Delaware corporations organized in 1993 at the direction of Clayton, Dubilier & Rice, Inc. ("CD&R"), a private investment firm, to acquire the Company from Sporting Goods and DuPont (the "Sellers"). Remington is a wholly owned subsidiary of Holding. Unless the context otherwise requires, the term "Company" means, with respect to periods prior to the Acquisition, the business conducted by the Sellers, and with respect to periods after the Acquisition, Holding and its subsidiaries (including Remington). The market share and competitive position data contained in this report is based on industry and government sources. The Company believes that such data is inherently imprecise, but is generally indicative of its relative market share and competitive position. Certain market share data is based on the latest available information published by the National Sporting Goods Association ("NSGA"), American Sports Data Incorporated ("ASD"), the National Sporting Markets Research Group ("SMRG") and The Martec Group ("MG").

     Remington(R), Blue Rock(R), Core-Lokt(R), Duplex(R), Express(R), Nitro-27(R), Peerless(R), Peters(R), Power Piston(R), Premier(R), Stren(R), UMC(R), Viper(R), and Wingmaster(R) are registered trademarks of Remington, and Copper Solid(TM), Disintegrator(TM), Golden Saber(TM), Model 11-87(TM), Sporting Clays Model 11-87(TM), Model Seven(TM), Model 396(TM), Model 700(TM), Model 870(TM), Model 1100(TM), Model 7400(TM), Model 7600(TM), Model 597(TM), Express-Steel(TM), Nitro-Steel(TM), Leadless(TM), Premier Steel(TM), STS(TM), Supertough(TM), and Model 90-T(TM) are trademarks of Remington.


GENERAL

     Founded in 1816, the Company is engaged in the design, manufacture and sale of sporting good products for the hunting, shooting sports and fishing markets. The Company's product lines consist of firearms, ammunition and hunting/gun care accessories sold under the Remington name and other labels, fishing products sold under the Stren name and other labels and clay targets. The Company is the only domestic manufacturer of both firearms and ammunition and, according to the NSGA, is the largest U.S. manufacturer of shotguns and rifles. The Company manufactures firearms at a one million square foot facility in Ilion, New York, ammunition at a 750 thousand square foot plant in Lonoke, Arkansas, and clay targets at two plants located in Findlay, Ohio and Ada, Oklahoma. The Company recently completed construction of a new 44 thousand square foot firearms manufacturing facility in Mayfield, Kentucky, at which the Company began manufacturing rimfire rifles in April 1997. In 1995, the Company completed the consolidation of its research and development activities at a new 33 thousand square foot facility in Elizabethtown, Kentucky. The Company markets fishline sourced from third party manufacturers. The Company's products are distributed throughout the United States and in over 60 other countries, with distribution in the United States occurring primarily through wholesalers, distributors and major retail chains. In 1997, 8% of the Company's revenues were attributable to sales outside the United States.

     Remington enjoys a domestic market leadership position for many of its firearms product lines and is one of the three major manufacturers in the domestic ammunition market. According to studies conducted for the Company, among hunters and anglers, Remington and Stren are among the most-recognized brand names in their markets. The Company believes that its substantial market positions are attributable to the strength of the Remington and Stren brand names, the Company's family of well-established products, the breadth of products sold by the Company, product innovation and quality and the Company's marketing, distribution and manufacturing expertise. The market share data included herein is the most recent market share data available from third party sources. Such data may not accurately reflect the Company's market shares for more recent periods, although the Company believes such data is generally indicative of its relative market share and competitive position. In 1996, according to NSGA, the Company had the largest share of the U.S. retail shotgun market based on sales volume, at approximately 32%, with its nearest competitor holding a market share of approximately 19%. Remington was also the largest brand of rifles in the United States in 1996 based on sales volume, according to NSGA, with a market share of approximately 21%, with its nearest competitor holding a market share of approximately 16%. In the ammunition market, the Company was one of the largest brands in the United States in 1996, based on MG data, with a market share of approximately 26% based on sales dollars, with its leading competitor holding a market share of approximately 27%. In November 1997, Blount International, Inc. acquired Federal Cartridge Company. According to MG data, the combined companies could potentially be the largest seller of ammunition in the United States. Sales of firearms and ammunition comprised approximately 44% and 42%, respectively, of the Company's sales in 1997. In the U.S. retail fishline market segment, the Company held a share of approximately 25% in 1996 based on sales dollars, with its leading competitor holding a market share of approximately 39%, according to SMRG.

     The Company's management team intends to continue a strategy aimed at increasing sales and improving operating margins, focusing on the following key elements: continuing to support the Company's brand name franchise and maintaining its focus on its core product lines and businesses; pursuing growth in revenues through a continuing emphasis on new product introductions and product line extensions; and continuing to pursue cost reduction and productivity improvement measures, particularly in the Company's manufacturing operations and in its purchasing, customer service and information systems functions.

INDUSTRY

     According to ASD as of 1996, approximately 27 million people in the United States enjoy shooting sports, including approximately 18 million who hunt annually. The markets for shotguns, rifles and hunting-related products, such as ammunition and accessories, are large, mature markets that the Company believes generally will remain relatively flat, at least in the near future. Total domestic consumer expenditures in these markets for 1996 are estimated by the NSGA to have been $429 million for shotguns, $452 million for rifles, and $681 million for ammunition.

     The Company believes that a number of trends currently exist that are potentially significant to the firearms and ammunition markets. First, the Company believes that the development of rural property in many locations has curtailed or eliminated access by hunters to private and public lands. However, the Company also believes that the number of private hunting facilities is increasing, as is the availability of alternatives to traditional hunting activities, such as sporting clays and shooting games that simulate hunting, and that these trends may help offset increasing restrictions on access and land use. Second, environmental issues, such as concern about lead in the environment, may also adversely affect the industry. See "-- Environmental Matters." The Company has developed a line of shotshells that use steel shot instead of the industry standard lead shot, and that are intended to reduce the amount of lead being introduced into the environment and to appeal not only to the shooter legally required to use steel shot, but also to the environmentally concerned shooter. Third, the Company believes that safety issues may affect sales of firearms, ammunition and other hunting-related products; in the northeastern United States, for example, some communities permit hunters to use only shotguns (which have a shorter average range than rifles) for deer hunting in order to minimize the possibility of shooting accidents in more densely populated areas. The Company has developed specialized ammunition, its Premier Copper Solid sabot slug, that is intended for use in a shotgun but that is designed to give hunters the accuracy and effectiveness of a rifle. Although the Company believes that these trends have not had a material adverse effect on its business in the past, there can be no assurance that they will not do so in the future, or that industry sales of firearms, ammunition and other shooting-related products will not decline. See "--Regulation."

     According to ASD as of 1996, approximately 50 million people participated
in fishing activities.   Fishing is considered an inexpensive sport that can be
enjoyed by people of widely varying ages, skills and abilities. The SMRG estimates that the U.S. retail market for recreational fishline exceeded $88 million in 1996, of which the Company has a 25% market share based on sales dollars.

PRODUCTS

     The Company's product offerings include a comprehensive line of recreational shotguns and rifles, sporting ammunition and ammunition reloading components, a line of hunting knives, maintenance and repair items for the Company's line of firearms, related firearms accessories (belts, clips, and protective cases), clay targets and other products and accessories for the recreational hunting, target shooting and outdoor markets, as well as small powdered metal product ("PMP") parts for the automotive and firearms industries. In addition, the Company distributes a range of monofilament fishline, terminal tackle and accessories under the brand name Stren. During its 180-year history, the Company has introduced to the firearms market its versions of the autoloading shotgun (1905), the repeating centerfire rifle (1906), the pump-action shotgun (1907) and the bolt-action centerfire rifle (1921), all of which became standards in the industry. The following sets forth the Company's sales for its principal product lines for the periods shown:


                            YEAR ENDED DECEMBER 31,
                            -----------------------
                            1997     1996      1995
                            ----     ----      ----
Firearms                    $ 170    $ 178     $ 203
Ammunition                    159      160       174
Other (a)                      52       52        50
                            -----    -----     -----
Total Sales                 $ 381    $ 390     $ 427
                            =====    =====     =====
--------------------
(a) Consists of fishline, accessories, guncare products and commercial PMP parts.

Firearms
--------

     The Company produces and markets a broad selection of shotguns and rifles under the Remington brand name. The Company's goal has been to market a combination of general-purpose firearms together with more specialized products that embody Remington's emphasis on value, performance and design. In addition, the Company produces custom-made shotguns and rifles in the custom shop at its Ilion facility.

     Shotguns.  The Company produces numerous variations of shotguns.  The
     ---------
Company's most popular shotguns, the Model 1100 and Model 11-87 auto-loading and the Model 870 pump-action, range in retail list price from approximately $300 to $800. Remington shotguns are offered in versions that are marketed to both the novice and the experienced gun owner. Specialty shotguns focus on the growing deer and turkey hunting markets. In addition, the Company has recently introduced new shotguns intended for various law enforcement applications and light contoured barrels for both auto-loading and pump-action Premier shotguns. The Company also manufactures its over-under Peerless and Model 396 shotguns, which were developed by the Company to compete in the break action shotgun market. The Company also manufactures products for recreational and competitive clay target shooting, such as the Sporting Clays Model 11-87 and trap and skeet versions of the Model 11-87.

     Rifles.  The Company's most popular rifles are the Model 700, Model Seven,
     -------
Model 7400 and Model 7600 centerfire rifles and the new family of Model 597 rimfire rifles. To appeal to a broad range of shooters, the Company manufactures these rifles in a wide variety of calibers, configurations and finishes. The Company presently manufactures three types of centerfire rifles: bolt-action, pump-action and auto-loading. In addition, the Company produces bolt-action, pump-action and auto-loading .22 caliber rimfire rifles. The Company's bolt-action Model 700 rifle is a standard in the industry, and the Company has also recently introduced new versions utilizing stainless steel barrels and synthetic stocks for weather durability. Recent innovations include a new line of muzzleloading rifles, a new line of .22 caliber rimfire rifles and fine line engraving and scrollwork processes to enhance the appearance of the existing product lines. Retail list prices for the Company's most popular rifles range from approximately $160 to $900.

Ammunition
----------

     The Company designs, manufactures and markets a complete line of sporting ammunition products, including shotgun shells, metallic centerfire ammunition for use in rifles and handguns and .22 caliber rimfire ammunition. The Company also produces and markets sporting ammunition components used by smaller ammunition manufacturers, as well as by private consumers engaged in the practice of reloading centerfire cases or shotgun shells.

     The Company distributes its ammunition products primarily under the brand names Remington, Peters and UMC, through firearms dealers, sporting goods stores and mass merchandisers. In general, Remington branded products compete in both the middle and high performance categories, while the UMC and Peters brands are used for popularly priced ammunition.

     In recent years the Company introduced a number of new ammunition product lines intended to satisfy the trend towards more specialized, high performance products. Typical of Remington's more recent introductions is the STS, a premium quality shotshell for clay target shooting.

     In addition, the Company is committed to maintaining a leadership position in the design and manufacture of products that address hunting and shooting regulations focusing on environmental issues, and recently introduced the Disintegrator, a lead free frangible pistol ammunition, that breaks into small pieces upon impact, for practice shooting and training.

Other Products
--------------

     The Company's Stren product line offers seven families of fishline for the recreational fisherman. The Company also markets a limited line of fishing accessories, including tools, knives, terminal tackle and lure accessories.

     Remington produces a complete line of clay targets for use in trap and skeet shooting activities, marketed under the Blue Rock brand name.

     The Company also markets gun parts, gun safes, gun care products, hunting knives and PMP parts for the automotive and firearms industries. The Company has licensed third parties to manufacture and market sporting and outdoor apparel
products.   See "--Licensing."

SERVICE AND WARRANTY

     The Company supports service and repair facilities for all of its firearm products in order to meet the service needs of its distributors and customers nationwide. Distributors and customers may return products to the Company only after receiving authorization for the return by the Company's customer service department. Returns that are caused by the Company's error, such as a shipment of the wrong product or of an incorrect quantity, are at the Company's expense. The Company has no formal consumer warranty program for firearms or ammunition products. The number of returns received by the Company annually in the past has not been material.

MARKETING AND DISTRIBUTION

     In the United States, Remington products are distributed primarily through a network of wholesalers and retailers who purchase the product directly from the Company for resale predominantly to gun dealers and end users, respectively. The end users include sportsmen, hunters, target shooters, gun collectors and law enforcement and other government organizations.

     The Company's products are marketed primarily through manufacturer's sales representatives. In 1997, approximately 61% of the Company's sales consisted of sales made through five manufacturer's sales representative groups who market principally to wholesalers, dealers and regional chains. Such sales representatives are prohibited from selling competing goods from other manufacturers and are paid variable commissions based on the product sold. The customers to which the sales representatives market the Company's products are authorized to carry specified types of Remington products for a non-exclusive one-year term, though not all carry the full range of products. These customers generally carry broader lines of merchandise than do the mass merchandisers and are less seasonal in sales. While the wholesalers, dealers and regional chains are currently experiencing a trend toward consolidation, the Company does not believe that this trend will materially adversely affect the Company's sales or profitability.

     The Company's in-house sales force markets the Company's product lines directly to national accounts (consisting primarily of mass merchandisers) and to federal, state and local government agencies. Approximately 20% of the Company's total net revenues in 1997 consisted of sales made to a national account, Wal-Mart Stores, Inc. ("Wal-Mart"). National accounts generally provide convenient access for hunting and shooting consumers to the Company's products but carry a more limited array of products and are more seasonal in sales. The Company's sales to Wal-Mart are not governed by a written contract between the parties. Although the Company believes its relationship with Wal-Mart is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company's financial condition or results of operations. During 1996, changes in the inventory management practices and purchasing patterns of several key customers, including Wal-Mart, had a material effect on the Company's financial results and cash flows. See "Management's Discussion of Financial Conditions and Results of Operations." No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of a governmental purchaser.

     Foreign sales were approximately 8% of the Company's total revenues for 1997, 1996 and 1995. Company sales personnel market directly to foreign purchasers consisting primarily of authorized export distributors and sales representatives, generally on a nonexclusive basis and for a one-year term. Vios S.a.r.l., a company formerly owned in part by a former Company employee, also provided administrative support for the Company with its international operations. Vios S.a.r.l. was dissolved in 1997 and certain of its administrative operations were taken over by a branch of the Company located in Switzerland. In 1995, Remington formed a wholly owned subsidiary, Remington International, Ltd., which is a foreign sales corporation.

     Most of the Company's firearms products that are generally used during the fall hunting season have been sold pursuant to a "dating" plan which allows the purchasing distributor to buy the products commencing at the beginning of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment under this plan. In the first quarter of each dating plan year, the Company receives orders from its customers, which are designated as firm by such customers, although the Company generally permits adjustments in outstanding unfilled orders. The Company also follows industry practice in canceling most firearms orders from its distributors that remain unfilled at the end of each dating plan year. The backlog of unfilled firearms orders was approximately $25 million as of November 30, 1997, compared to $27 million in the prior year.

     In addition, the Company formerly maintained a separate program that provided an incentive to prepay for ammunition purchases prior to shipment. While the Company believes that allowing both extended payment terms for early orders and discounts for prepayment helps to level out the demand for these otherwise seasonal products throughout the year, the Company discontinued the ammunition prepayment program effective with the 1997 sales year in response to competitive actions. The Company maintains a dating plan relating to ammunition which offers discounts for payment prior to the Company's usual 90 day payment period. For further discussion of seasonality and related matters, see "Management's Discussion of Financial Condition and Results of Operations -- Recent Purchasing Patterns; Seasonality."

MANUFACTURING

     The Company currently manufactures its products at five plants, located within the United States. The Company's facility in Ilion, New York, manufactures shotguns, rifles and accessory parts such as extra barrels, and also houses a portion of the Company's gunsmith repair services, custom gun shop, the Remington Country Store and the Remington Museum. Company products have been continuously produced at the Ilion site since 1816. The Company's facility in Lonoke, Arkansas, manufactures loaded ammunition and ammunition components. The Company's clay targets are manufactured at facilities located at Ada, Oklahoma and Findlay, Ohio. The Company recently completed construction of a new firearms manufacturing facility in Mayfield, Kentucky at which the Company began manufacturing rimfire rifles in April 1997. The Company also purchases certain component parts from third party vendors.

Firearms
--------

     To manufacture its various firearm models, the Company utilizes a combination of parts manufactured from raw materials at the Ilion and Mayfield facilities or components purchased from independent manufacturers. Prior to assembly, purchased parts may be modified through several secondary processes such as metal removal, joining, heat treating and coloring. Manufactured parts, including many of the basic metal component parts of the firearms manufactured by the Company, are produced from raw materials via the processes of material removal, finishing, heat treating, assembly/gallery testing and forming using metal and plastic injection molding techniques. Quality control processes are employed throughout the production process, utilizing specifically tailored testing procedures and analyses. The Company believes that its manufacturing safety record is excellent.

Ammunition
----------

     The manufacturing of ammunition at Lonoke consists of four major production areas: Primer, Centerfire, Shotshell and Rimfire. In the Primer area, ingredients are manufactured on site utilizing two separate precipitation processes and then combined with fuels and binders to form primer mixture. The Centerfire operation consists of bullet manufacture, shell manufacture, priming, loading and packaging. The Shotshell operation consists of shot manufacture, head manufacture, body manufacture, assembly and prime, loading and packaging. Lead shot is manufactured by pouring molten lead through a screen, forming lead spheres which solidify as they fall over 100 feet into a cushion of water. The other components of a shotshell are formed from brass strip, brass plated steel and polyethylene hulls and wads via several stamping and extrusion processes. The Rimfire operation consists of shell manufacture, priming, loading and packaging. Several continuous rotary machines form shells, insert bullets and add smokeless powder. Throughout the various processes, Company technicians continuously monitor and test the velocity, pressure, and accuracy levels of the ammunition. The Company believes that its manufacturing safety record is among the best in the U.S. ammunition market.

Clay Targets
------------

     Targets are manufactured from a mixture of limestone and melted pitch. The mixture is fed into a continuous motion press that forms the target, cools the target and paints the top.

SUPPLY OF RAW MATERIALS

     To manufacture its various products, the Company utilizes numerous raw materials, including steel, lead, brass, plastics and wood, as well as manufactured parts purchased from independent manufacturers. For a number of the Company's raw materials, it relies on one or a few suppliers. The Company's requirements for carbon steel, stainless steel, brass strip and walnut gun stock blanks are each currently being met by a single vendor. Generally, the Company has had satisfactory, long-term relationships with these suppliers. The Company has purchase contracts with certain of these suppliers for periods ranging from one to seven years, but no formal contracts with others.

     Alternative vendors could be found for brass strip, carbon steel, stainless steel and walnut gun stock blanks. However, any disruption in the Company's relationships with any of these vendors or reductions in the production of the material supplied could, in each case, adversely affect the Company's ability to obtain an adequate supply of the material. The Company believes that it has a good relationship with each of these vendors and does not currently anticipate any material shortages or disruptions in supply from these vendors.

     Three companies in the United States and Canada produce smokeless powder, which is an indispensable component in the ammunition manufactured and sold by the Company. The Company currently purchases powder from each of these three suppliers. The Company believes that any two of these three companies could supply substantially all of the Company's powder requirements. However, given the complex formulae and production processes involved in manufacturing the powder mixtures used by the Company, obtaining powder from sources other than these three companies may not be feasible.

     The Company purchases a number of stamped parts from one vendor. While alternative vendors can be found to replace this supplier, any disruption in the Company's relationship with this supplier could result in substantial expenditures for tooling. The Company believes that it has a good relationship with its current supplier and does not currently anticipate any material shortages or disruptions in supply of these stamped parts.

     The Company purchases most of the fishline it requires for its product lines from DuPont under a supply agreement, the initial term of which expires in December 1998 and which is automatically renewed annually unless either party
notifies the other of its intent to terminate.   Any disruption in the Company's
relationship with DuPont, or reductions in fishline production by DuPont, could adversely affect the Company's ability to obtain an adequate supply of fishline on terms favorable to the Company.

     Alternative sources, many of which are foreign, exist for each of these materials from which the Company could obtain such raw materials. Nonetheless, the Company does not currently have significant supply relationships with any of these alternative sources and cannot estimate with any certainty the length of time that would be required to establish such a supply relationship, or the sufficiency of the quantity or quality of materials that could be so obtained. In addition, the Company may incur additional costs in sourcing raw materials from alternative producers.

     The price and availability of raw materials are affected by a wide variety of interrelated economic and other factors, including alternative uses of materials and their components, changes in production capacity, energy prices and governmental regulations. Industry competition and the timing of price increases by suppliers limits to some extent the ability of the Company and other industry participants to pass raw material cost increases on to customers.

     The Company uses commodity futures contracts to hedge against the risk of increased prices for raw materials. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Financial Instruments."

RESEARCH AND DEVELOPMENT

     The Company maintains a research and development program, with approximately 50 employees assigned to these efforts as of December 31, 1997. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers, as well as successful products introduced to the market by the Company's competitors. The Company's research and development program involves an in-house team of engineers, draftsmen, product testers and marketing managers using tools such as computer-assisted design and a variety of consumer research techniques. Research and plant technical staff then collaborate to produce an experimental prototype, ensuring that products and manufacturing processes are concurrently designed. Following a successful prototype, a pilot run is commenced to ensure that plant personnel and equipment can manufacture the product efficiently. The Company has introduced several new products employing innovations in design and manufacturing, including the new Model 597 family of autoloading rimfire rifles, a new muzzle-loading black powder rifle, and a 3 1/2" Express Super Magnum Shotgun. The Company has also directed its research efforts to developing lead-free primer mixes and steel shot shotshells as well as lead free frangible pistol ammunition, to prepare for anticipated trends toward products that address environmental concerns.

     In 1995, the Company completed the consolidation of its research and development function into a new facility in Elizabethtown, Kentucky. Research and development expenses of $5.3 million for 1995 were net of a $1.0 million benefit as the actual relocation-related severance costs resulting from the Company's consolidation of its research and development function were less than estimated in 1994. Excluding this nonrecurring item in 1995, research and development expenditures for the continuing operations of the Company in 1995, 1996 and 1997 amounted to approximately $6.3 million, $10.2 million and $7.4 million, respectively.

PATENTS AND TRADEMARKS

     The Company's operations are not dependent to any significant extent upon any single or related group of patents. The Company believes that its most significant patents are three patents relating to the Model 700 rifle and the Model 870 and Model 11-87 shotguns, which patents expire in 1998, 1999 and 2006, respectively. The Company does not believe that the expiration of any of these patents will have a material adverse effect on the Company's financial condition or its results of operations. The Company's operations are not dependent upon any single trademark other than the Remington word mark, the Remington logo mark, and, to a lesser extent, the Stren mark. Some of the trademarks used by the Company, however, are identified with and important to the sale of the Company's products. Some of the more important trademarks used by the Company, all of which are owned by the Company, are: Remington, the Remington scroll logo, Stren, Core-Lokt (jacketed centerfire bullets), Express (long range shotshells), Power Piston (shotshell wads), Premier (the Company's highest quality ammunition), Copper Solid (solid copper slugs), Golden Saber (high performance jacketed hollow point bullets for pistols/revolvers), Nitro-Steel (high powered steel shotshells), UMC (popularly priced ammunition, in a limited line of popular specifications), Leadless (reduced lead-releasing bullets), Nitro-27 (handicap trap loads), Model 90-T (a family of single-barrel trap guns), Model 700 (a family of bolt-action centerfire rifles), Model 870 (a family of autoloading shotguns), Model 11-87 (a family of semi-automatic shotguns), Model 7600 (a family of pump-action centerfire rifles), Model 7400 (a family of semi-automatic centerfire rifles), Wingmaster (a family of pump-action shotguns) and Model 597 (a family of .22 caliber rimfire rifles). The Company believes it has adequate policies and procedures in place to protect its intellectual property.

     The Company owns the Remington marks (and registrations thereof) for use in its firearms and ammunition product lines, as well as for certain related products associated with hunting, wildlife and the outdoors. The Company does not own, but has the right to use, the Remington mark with respect to certain other products marketed by it (the "Ancillary Products"), including certain hunting knives and other merchandising items, pursuant to the Trademark Settlement Agreement, dated December 5, 1986 (the "Trademark Settlement Agreement"), between the Company and Remington Products, Inc. ("RPI"). The Trademark Settlement Agreement resulted from the settlement of certain litigation between the Company and RPI over the use of the Remington mark on products marketed by both parties. RPI is not affiliated with Remington, Holding, DuPont or Sporting Goods and was not involved with the Acquisition.
The Trademark Settlement Agreement provided for the formation of Remington Licensing Corporation ("RLC"), the capital stock of which is owned equally by the Company and Remington Products Company LLC ("RPC") as successor to RPI, which also holds as transferee RPI's interest in respect of the Trademark Settlement Agreement. RLC owns the Remington marks in the United States with respect to products of mutual interest to the Company and RPC, and licenses such marks on a royalty-free basis to the Company and RPC for products in their respective markets. The Trademark Settlement Agreement does limit, however, the Company's ability to expand the use of the Remington mark into product areas claimed by RPC, particularly personal care products. The Trademark Settlement Agreement is currently relevant primarily to the Company's U.S. operations, but does provide for cross-licensing between the Company and RPC outside the United States. The Trademark Settlement Agreement also provides that, if certain bankruptcy or insolvency-related events occur with respect to either of RLC's shareholders, such shareholder may be contractually required to sell such shareholder's RLC stock to RLC or RLC's other shareholder at its book value or, under certain circumstances, at fair market value. While in some cases such requirement may not be enforceable under the U.S. Bankruptcy Code, such a purchase from the Company could provide RPC with greater leverage over RLC's licensing relationship with the Company with respect to Ancillary Products.

     The Company does not own any patents or other intellectual property with respect to the manufacture of the nylon monofilament fishline products that it markets and distributes. The Company purchases most of its fishline requirements under a supply agreement with DuPont. See "--Supply of Raw Materials."

LICENSING

     The Company licenses the Remington mark to certain companies that manufacture and market products that complement the Company's product line. Currently, the Remington mark is licensed for use on, among other things, sporting and outdoor apparel, caps, tents, backpacks, sleeping bags, leather products, non-prescription sun/safety eyeglasses, and certain other nostalgia/novelty goods. The Company strives to ensure that the quality, image and appeal of these licensed products are consistent with the high-quality image of its core products. These licenses generally grant an exclusive right to sell a specific product category, with the normal term being six years. Licenses increase the market recognition of the Remington trademark and enhance the Company's ability to market core products. Licensing facilitates new cross-marketing promotional opportunities and generates income. Certain of the Company's licensing efforts are carried out under terms established in the Trademark Settlement Agreement described above.

COMPETITION

     The markets in which the Company operates are highly competitive. Competition is based primarily on quality of products, product innovation, price and customer service and support. Product image, quality and innovation are the dominant competitive factors in the firearms industry, with price the dominant factor in the ammunition industry.

     The Company's competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than the Company. The Company's shotgun products compete primarily with products offered by USRAC (which produces Winchester firearms) and Browning (both formerly units of GIAT Industries that were purchased by the Walloon regional government of Belgium during the fourth quarter of 1997), O.F. Mossberg & Sons, Inc., Sturm, Ruger & Co., Inc. and Beretta U.S.A. Corporation. The Company's rifles compete primarily with products offered by Browning and USRAC, Marlin Firearms Co., Sturm, Ruger & Co., Inc. and Savage Arms, Inc. In the ammunition market, the Company competes primarily with the Winchester unit of Olin Corporation, and the Federal Cartridge Co. and CCI units of Blount, Inc. (Federal Cartridge Co.

was acquired by Blount in November 1997). The Company's main competitor in the fishing line market is Berkley, Inc.

     The Company believes that it competes effectively with all of its present competitors. However, there can be no assurance that the Company will continue to do so, and the Company's ability to compete could be adversely affected by its leveraged condition.

SEASONALITY

     Historically, the Company's sales have been moderately seasonal, with generally higher sales during the third quarter of each year, and generally lower sales during the other quarters, principally due to the need to meet customer requirements for firearms and ammunition during the primary hunting season.

     In 1995 and 1996, the Company's sales were more seasonal than in prior years. The Company believes this increased seasonality was due in part to a shift in the timing of consumer demand as consumer concern over the impact of regulation on the cost and availability of ammunition and firearms eased, and to a lesser extent changes in its ammunition prepayment program. In 1997, the Company's sales continued to be seasonal, although less so than in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Purchasing Patterns; Seasonality."

REGULATION

     The purchase of firearms is subject to federal, state and local governmental regulation. The basic federal laws are the National Firearms Act and the Federal Firearms Act, which were originally enacted in the 1930s and which have been amended from time to time. Federal laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons. The Company possesses valid federal licenses for all of its owned and leased sites to manufacture and/or sell firearms and ammunition.

     In 1994, a federal law was enacted that generally prohibits the manufacture of 19 models of "assault weapons" as well as the sale or possession of "assault weapons" except for those that, prior to the law's enactment into law, were legally in the owner's possession. This law exempts from its prohibition approximately 650 models of firearms that are generally used by hunters and sporting enthusiasts, including all of the Company's current firearm products. Various bills have been introduced in Congress in recent years to repeal the ban on semi-automatic assault weapons and large-capacity ammunition feeding devices; the likelihood of their passage is uncertain. Another federal law enacted in 1993, the so-called "Brady Bill," provides among other things for a waiting period of five business days before a prospective purchaser of a handgun may take possession of the handgun, in order to give law enforcement officials time to make a background check on the prospective purchaser. The Company does not currently produce handguns.

     In addition, bills have been introduced in Congress in the past several years that would affect the manufacture and sale of handgun ammunition, including bills to regulate the manufacture, importation and sale of any projectile that is capable of penetrating body armor, to impose a tax and import controls on bullets designed to penetrate bullet-proof vests, to prohibit the manufacture, transfer or importation of .25 caliber, .32 caliber and 9mm handgun ammunition, to increase the tax on handgun ammunition, to impose a special occupational tax and registration requirements on manufacturers of handgun ammunition, and to drastically increase the tax on certain handgun ammunition, such as 9mm, .25 caliber, and .32 caliber bullets. Certain of these bills would apply to handgun ammunition of the kind produced by the Company, and accordingly, if enacted, could have a material adverse effect on the business of the Company. The Company believes that existing regulations applicable to handgun ammunition have not had such an effect.

     State and local laws and regulations vary significantly in the level of restrictions they place on gun ownership and transfer. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and ammunition. Many states currently have mandatory waiting period laws for handguns in effect similar to that imposed by the Brady Bill. Currently, however, there are few restrictive state regulations applicable to handgun ammunition. The Company's current firearm and ammunition products generally are not subject to current state restrictions on ownership, use or sale of certain categories of firearms and ammunition, and generally would not be subject to any known proposed state legislation relating to regulation of "assault weapons."

     The Company believes that existing federal and state legislation relating to the regulation of firearms and ammunition has not had a material adverse effect on its sales of these products from 1995 through 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, there can be no assurance that the regulation of firearms and ammunition will not become more restrictive in the future and that any such development would not have a material adverse effect on the business of the Company.

     In addition, regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. The Company believes that its increased ammunition sales in early 1995 resulted in part from consumer fear that proposed legislation would increase taxes on ammunition and from consumer uncertainty over the Brady Bill, and that the lessening of these consumer concerns has been a factor in decreased ammunition sales since early 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

EMPLOYEES

     As of December 31, 1997, the Company employed approximately 2,400 full-time employees of whom approximately 400 were salaried and approximately 2,000 were hourly. Nearly 2,170 of the Company's employees are engaged in manufacturing, with approximately 180 engaged in sales and general administration and approximately 50 in research and development. An additional work force of temporary employees is engaged during peak production schedules. The Company laid off 220 employees at its Ilion plant, 88 at its Lonoke facility and 18 at its corporate headquarters during 1996 in response to the decline in sales of the Company's products during that year.

     The United Mine Workers of America ("UMWA") represent hourly employees at the Company's plant in Ilion, New York. The collective bargaining agreement with UMWA was renegotiated effective September 1997 for a five year period expiring in September 2002. The Company also has a labor agreement with Local 366 of the United Automobile, Aircraft and Agricultural Implement Workers of America, U.A.W., which represents hourly employees at the Company's plant in Findlay, Ohio, which agreement is terminable by either party on notice. Employees at the Company's Lonoke, Arkansas and Ada, Oklahoma facilities are not represented by unions. There have been no significant interruptions or curtailments of operations due to labor disputes since prior to 1968 and the Company believes that relations with its employees are satisfactory.

THE ACQUISITION

     Under the Asset Purchase Agreement, Remington acquired the Business at the Closing and, in connection therewith, assumed (i) certain specified liabilities, including certain trade payables and contractual obligations of Sporting Goods,
(ii) financial responsibility up to a maximum aggregate amount of $25 million (the "Cap"), for certain product liability claims relating to disclosed occurrences prior to the Closing and for environmental claims relating to the operation of the Business prior to the Closing and (iii) liabilities for product liability claims relating to occurrences after the Closing, except for claims involving discontinued products. All other liabilities relating to or arising out of the operation of the Business prior to the Closing are excluded liabilities (the "Excluded Liabilities") which the Sellers retained and with respect to which the Sellers have certain obligations to indemnify Remington, as discussed below.

     The Asset Purchase Agreement requires the Sellers to indemnify Remington and its affiliates for inaccuracies in the representations and warranties made in the Asset Purchase Agreement (environmental matters being addressed separately), for the Sellers' failure to comply with covenants made in the Asset Purchase Agreement, and in respect of the Excluded Liabilities, which include, among other liabilities, certain tax liabilities and certain employee and retiree compensation and benefit liabilities. Subject to certain exceptions, the Sellers' indemnification obligation with respect to inaccuracies in their representations and warranties is subject to a deductible of $1.5 million and is limited to individual claims that exceed $25,000. The Sellers' overall liability in respect of their representations and warranties, covenants and the Excluded Liabilities, excluding environmental liabilities and certain product liability matters of the Company, is limited to an amount equal to the $299.8 million cash portion of the adjusted purchase price for the Acquisition plus $25 million. With certain exceptions, the Sellers' representations and warranties in the Asset Purchase Agreement expired 18 months after the Closing, and all claims for indemnification with respect thereto under the Asset

Purchase Agreement were to have been asserted within 30 days of such expiration. The Company made claims for such indemnification involving product liability issues within such time period. See "Legal Proceedings."

     Under the Asset Purchase Agreement, Remington's financial responsibility for all environmental liabilities relating to the ownership or operation of the Business prior to the Closing, and for liabilities relating to any product liability claims arising from occurrences prior to the Closing, was limited to the Cap, which has been fully utilized. The Sellers retained all liabilities in respect of such environmental and product liability matters in excess of such amount, as well as for all claims relating to discontinued products, and are required to indemnify Remington with respect thereto. The Sellers are also required to indemnify Remington for certain other product-related claims for economic loss. In addition, pursuant to the separate agreement relating to the Garza litigation discussed under "Legal Proceedings," the Sellers have agreed to indemnify Remington against certain product liability costs involving shotguns and arising from occurrences on or prior to November 30, 1999. These indemnification obligations of the Sellers relating to product liability and environmental matters (subject to a limited exception) are not subject to any survival period limitation, deductible or other dollar threshold or cap. The Sellers and Remington are also party to separate agreements setting forth agreed procedures for the management and disposition of environmental and product liability claims and proceedings relating to the operation or ownership of the Business prior to the Closing, and are currently engaged in the joint defense of certain product liability claims and proceedings. See "Legal Proceedings."

ENVIRONMENTAL MATTERS

     The Company has in place programs that monitor compliance with various federal, state and local environmental regulations. In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. The Company believes that it is in compliance with applicable environmental regulations in all material respects, and that the outcome of any such proceedings and orders will not have a material adverse effect on its business.

     The Company also has directed research efforts to developing more environmentally safe products. In particular, recent efforts to eliminate the promulgation of lead into the environment have led to local prohibitions on traditional lead shot shotshells in waterfowl hunting and have also forced the closing of several prominent target shooting clubs. The Company has responded to these concerns by adding steel shot shotshells to its product line for hunters, by introducing steel target shooting ammunition and frangible pistol ammunition.

     The Company has not been identified by any state or federal regulatory authorities as a potentially responsible party (a "PRP") with respect to any sites under any applicable state or federal environmental regulations. The Sellers retained liability for environmental losses and liabilities relating to the ownership or operation of the Business prior to the Closing that, together with liabilities relating to product liability cases and claims arising from occurrences prior to the Closing and disclosed to the Company, exceed the Cap, which was exhausted in 1997, as discussed under "Legal Proceedings." The Sellers applied approximately $0.5 million of the Cap to environmental cases. Based on information known to the Company, the Company does not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on the results of operations or financial condition of the Company. However, it is not possible to predict with certainty the impact on the Company of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that environmental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on the Company.

ITEM 2.   PROPERTIES

     The Company's manufacturing operations are currently conducted at five owned facilities. The following table sets forth certain information regarding each of these facilities:

                                                                    Square Feet
Plant                 Product                                       (In thousands)
--------------------  --------------------------------------------  --------------
Ilion, New York       Shotguns; centerfire and rimfire rifles            1,000
Lonoke, Arkansas      Shotshell; rimfire and centerfire ammunition         750
Mayfield, Kentucky    Rimfire rifles                                        44
Findlay, Ohio         Clay targets                                          40
Ada, Oklahoma         Clay targets                                          21

     The Company believes that these facilities are suitable for the manufacturing conducted therein and have capacities appropriate to meet existing production requirements. In February 1997, the Company completed construction of the Mayfield, Kentucky facility, at which the Company began manufacturing rimfire rifles in April 1997, which will allow for expansion of sales in this product line. The Lonoke, Ilion and Mayfield facilities each contain enclosed ranges for testing firearms and ammunition.

     The Company's headquarters and related operations are conducted in an office building owned by the Company in Madison, North Carolina. Research and development is conducted at a facility owned by the Company in Elizabethtown, Kentucky. All of the real property owned by the Company has been mortgaged to secure the Company's obligations under the Credit Agreement. The Company also leases or contracts for services from various warehouses and is a party to a leasing arrangement involving a facility operated by a Company contractor.

ITEM 3.   LEGAL PROCEEDINGS

     Pursuant to the Asset Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products and (2) all product liability cases and claims involving products that had not been discontinued as of the Closing ("extant products") and relating to occurrences that took place, but were not disclosed to the Company, prior to the Closing. The Company assumed financial responsibility, up to the Cap in an aggregate amount of $25.0 million, for (1) product liability cases and claims involving extant products and relating to occurrences that took place, and were disclosed to the Company, prior to the Closing, and (2) any environmental liabilities relating to the ownership or operation of the Business prior to the Closing. The Sellers retained liability for, and are required to indemnify the Company against, all such disclosed product liability occurrences and such environmental liabilities in excess of the Cap. This indemnification obligation of the Sellers is not subject to any survival period limitation. Pursuant to the Asset Purchase Agreement, the Sellers designated $24.5 million of the Cap for assumed product liability costs and the remainder for environmental costs. In December 1996, the Company and the Sellers resolved questions that had been raised by the Sellers concerning certain product liability related costs that the Company had allocated to the Cap or that were billed to cases for which the Sellers assumed responsibility under the Asset Purchase Agreement. As a result of this agreement between the Sellers and the Company, the Company recorded a nonrecurring charge of $4.7 million. This charge in effect increased the product liability portion of the Cap from $24.5 million to $28.4 million. In 1997, the remaining Cap was exhausted. See Note 15 to the Company's consolidated financial statements for the year ended December 31, 1997 appearing elsewhere in this Report. Except for certain cases and claims relating to shotguns as described below and for all cases and claims relating to discontinued products, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Closing. Because of the nature of firearm and ammunition products, the Company anticipates that it, as well as other manufacturers of firearm or ammunition products, will continue to be involved in product liability cases and claims in the future.

     Prior to the Acquisition, the Sellers were self-insured for product liability obligations of the Business, with excess insurance coverage available at $50.0 million per occurrence. Since December 1, 1993, the Company has maintained insurance coverage for product liability claims subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate for personal injury or property damage relating to occurrences arising after the Closing. The Company believes that its current product liability insurance coverage for personal injury and property damage is adequate for its needs. The Company's current product liability insurance policy provides for a self-insured retention of $0.5 million per occurrence, with an aggregate annual limit of $7.0 million for liability indemnity and defense and other expenses combined, and aggregate annual sublimits of $4.5 million for indemnity and $4.5 million for expenses. The current policy has a batch clause endorsement, which in general provides that if a batch of firearms were to be defective, the Company's liability for expenses and damages related to the entire batch would be capped at the amount of self-insured retention for a single occurrence. The current policy excludes from coverage any pollution-related liability. The current policy period runs from December 1, 1995 through November 30, 2000.

     The Company and the Sellers are engaged in the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products. As of December 31, 1997, approximately 30 such cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings. All but two of these cases are individual actions alleging personal injury, and many seek punitive as well as compensatory damages. Of these pending individual cases, approximately 3 involve discontinued products and approximately 3 involve undisclosed pre-Closing occurrences. Accordingly, these are cases for which the Sellers retained liability and are required to indemnify the Company for the full amount. In addition, approximately 3 of the pending cases are subject to the Cap and are cases for which the Sellers retained liability and are required to indemnify the Company for amounts in excess of the Cap. The remaining approximately 19 of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement. The Company has previously disposed of a number of other cases involving post-Closing occurrences by settlement.

     Two cases, Leonel Garza et al. v. Sporting Goods Properties, Inc., et al. ("Garza") and Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. du Pont de Nemours and Company et al. ("Luna"), which were pending at the time of the Closing, and for which the Company assumed financial responsibility up to the amount of the Cap, were asserted as class actions, one involving shotguns and the other bolt-action rifles. In each case certification was sought of a class of owners of Remington brand firearms, generally claiming economic loss based on alleged product defect, and seeking compensatory, punitive and treble damages, plus other costs.

     On February 6, 1996, the Court in San Antonio, Texas gave final approval to a settlement of the Garza class action relating to Remington brand shotguns, and that decision has become final and non-appealable. The Garza case involved certain Remington brand 12-gauge shotguns manufactured from 1960 to 1995, including Model 1100, 11-87 and 870 shotguns. Pursuant to the settlement, funds of approximately $19.0 million were distributed to eligible shotgun owners in the second quarter of 1997. The disposition of any unclaimed funds is expected to be decided in 1998. Except for a few class members who have opted out, the settlement resolves all claims that might be brought by owners of the shotguns at issue in connection with the barrel steel formerly used in such firearms, other than claims for personal injury. Publicity regarding the Garza agreement led, and may continue to lead, to some additional claims of personal injury allegedly involving use of the shotguns included in the class action lawsuit. The Company does not believe that the disposition of Garza (including any individual personal injury actions which might be filed as a result of the settlement) is likely to have a material adverse effect upon its financial condition or results of operations.

     The other purported class action, Luna, filed in 1989 against the Sellers in Texas district court in Jim Wells County, and amended in December 1993 and again in July 1996, sought certification of a class consisting of all Texas owners, allegedly 400,000 in number, of Model 700 bolt-action rifles. In June 1996, the district court issued a ruling that certified for class treatment the limited issues of whether the Model 700 fire control system is "defective" and, if so, the "cost of repair." Pursuant to Texas law, the Sellers filed a timely appeal of this ruling to the intermediate level state appellate court, and oral argument was held on June 19, 1997. Remington was not named as a defendant until July 1996, after the class certification was appealed, and was not a party to the appeal. On July 16, 1996 plaintiffs further amended the complaint to include Remington and a hearing in the district court on the class certification motion against Remington took place on June 9, 1997. Holding has not been named as a defendant in this case. On February 11, 1998, the Texas appellate court reversed the trial court's decision certifying the class against the Sellers, on the ground that class treatment was not a superior method for resolving disputes relating to the plaintiffs' alleged losses. One judge dissented from this holding. Although Remington was not a party to the appeal, the appellate court's decision should govern class action claims against it as well as the claims against the Sellers. Plaintiffs have filed a motion requesting a rehearing. If that request is denied, the plaintiffs have 30 days thereafter to seek review by the Texas Supreme Court. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against claims for economic loss involving Model 700 rifles shipped up to 42 calendar months after the Closing (prior to the end of May 1997). Claims of economic loss involving Model 700 rifles thereafter would be the Company's responsibility and, to the extent that such claims do not involve personal injury or property damage, they would not be covered by the Company's product liability insurance.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for either Holding's or Remington's common stock. Prior to 1997, the only holder of Holding's common stock was The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"). On August 25, 1997 Holding filed a registration statement on Form S-8 with the Securities and Exchange Commission to register 12,500 shares of Class A Common Stock, par value $.01 per share, of holding for issuance in accordance with the RACI Holding, Inc. Director Stock Purchase Plan. As of December 31, 1997, a total of 10,000 shares of Class A Common Stock had been issued to four directors. See "Ownership of Capital Stock." The only holder of Remington's common stock is Holding. No dividends have been paid by Holding on its shares of common stock nor does Holding expect to pay dividends on its common stock in the foreseeable future. As Holding has no separate operations, its ability to pay dividends is dependent upon the extent to which it receives dividends or other funds from Remington. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the respective company, subject to the restrictions set forth in the Company's senior bank credit agreement and the indenture for its subordinated notes, which currently restrict the payment of cash dividends to stockholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources," " --Credit Agreement" and " --Notes" and Note 13 to the Company's consolidated financial statements for the year ended December 31, 1997 appearing elsewhere in this Report.

ITEM 6.  SELECTED FINANCIAL INFORMATION

     The following table sets forth certain selected financial information derived from the Company's consolidated financial statements for the five year period ended December 31, 1997. The financial information for the five-year period ended December 31, 1997 has been derived from the Company's consolidated financial statements as audited by its independent accountants Coopers & Lybrand L.L.P. The balance sheet and statement of operations information as of and for the eleven-month period ended November 30, 1993, relate to the businesses conducted through Sporting Goods prior to the Acquisition. The consolidated balance sheet and consolidated income statement information as of and for the one-month period ended December 31, 1993 and as of and for the four years ended December 31, 1994, 1995, 1996 and 1997, respectively, relate to Remington and its operations. Generally, the comparability of the Company's results of operations for the years ended December 31, 1997, 1996, 1995 and 1994 and the one-month period ended December 31, 1993, to its results of operations for the eleven-month period ended November 30, 1993 are significantly limited because of the effects of the Acquisition. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and related notes and other financial information included elsewhere in this Report.

                                                                REMINGTON
                                          -----------------------------------------------------------------------  SPORTING GOODS
                                                                                                                  BUSINESS ELEVEN
                                                                                                    ONE MONTH          MONTHS
                                                         YEAR ENDED DECEMBER 31                       ENDED            ENDED
                                          ---------------------------------------------------------  DEC. 31          NOV. 30
                                                1997          1996           1995          1994        1993             1993
                                                ----          ----           ----          ----        ----             ----
STATEMENT OF OPERATIONS DATA:                                  (Dollars In Millions Except Per Share Data)
Sales (a)..............................       $381.2       $ 390.4         $427.0        $417.7     $  19.2           $346.9
Gross Profit (b).......................        111.3         108.7          134.3         123.5         3.0             99.4
Operating Expenses (b).................         78.7          94.8           92.8          87.1         5.1             92.8
Restructuring And Nonrecurring Items...            -           9.6              -             -           -                -
Operating Profit (Loss)................         32.6           4.3           41.5          36.4        (2.1)             6.6
Interest Expense.......................         23.6          25.1           21.5          20.6         1.5              5.3
Profit (Loss) Before Income Taxes......          9.0        (20.8)           20.0          15.8        (3.6)             2.0
Net Income (Loss) Before
Effect of Accounting Changes...........          5.5        (13.8)           11.5           9.4        (2.3)             1.4
Effect of Changes In Accounting
For Postretirement Benefits
other than Pensions and
Postemployment Benefits (c)............            -            -               -             -           -            (74.1)
Net Income (Loss)......................          5.5        (13.8)           11.5           9.4        (2.3)           (72.7)
Basic & Diluted Net Income (Loss) Per
Common Share.. .....................            7.33       (18.40)          15.33         12.53       (3.07)               -
Ratio Of Earnings To Fixed Charges (d).         1.4x          0.2x           1.9x          1.8x           -                -

Operating And Other Data:
EBITDA (e).............................       $ 52.2       $  29.4         $ 56.0        $ 68.0     $   1.4           $ 16.8
EBITDA Margin (e)(f)...................        13.7%          7.5%          13.1%         16.3%        7.3%             4.8%
Depreciation and Amortization(g).......         15.1          13.9           11.7          10.4         1.0              9.5
Other Noncash Charges (h)..............          3.7             -              -          16.8         2.5                -
Nonrecurring and Restructuring
Expense(i).............................          0.8          11.2            2.8           4.4           -                -
Ratio of Ebitda to Interest
Expense (e) ...........................         2.2x          1.2x           2.6x          3.3x        0.9x             3.2x
Consolidated Fixed Charge Coverage
Ratio (j)..............................         2.2x          0.7x           2.4x          3.1x        0.9x             3.0x
Capital Expenditures...................          5.8          22.5           18.9           9.3         0.8              9.1
Cash flows provided by (used in):
Operating Activities...................         55.9         (2.7)         (12.5)          48.8        30.8             23.5
Investing Activities...................         (5.8)       (22.5)         (17.5)        (16.2)     (307.4)            (9.1)
Financing Activities...................        (59.1)         33.4         (10.5)         (9.7)       295.6           (14.4)
Balance Sheet Data (end of period):
Working Capital........................        $108.2      $ 136.1         $125.0        $131.3     $ 125.8           $ 93.9
Total Assets...........................         380.7        435.0          404.4         403.3       403.2            175.6
Total Debt (k).........................         195.0        253.1          213.2         219.8       229.4                -
Shareholders' Equity...................          86.3         79.8           93.6          82.1        72.7            115.0

                                                   (Footnotes on following page)

(FOOTNOTES)
______________
(a) Sales are presented net of federal excise taxes. Excise taxes were $28.8 for the eleven-month period ended November 30, 1993 and $1.4 million for the one-month period ended December 31, 1993, $33.7 million, $36.0 million, $31.7 million and $31.0 million for the years ended December 31, 1994, 1995, 1996 and 1997, respectively.

(b) Property and payroll taxes of $6.6 million for the eleven-month period ended November 30, 1993 and $0.4 million for the one-month period ended December 31, 1993, $7.1 million, $7.4 million and $6.6 million for the years ended December 31, 1994, 1995 and 1996, respectively, have been reclassified from operating expenses to cost of goods sold to conform with the current presentation format.

(c) Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits (an amendment of FASB Statements No. 5 and 43)." The Company recorded charges of $74.1 million to its net income for the eleven-month period ended November 30, 1993 for the cumulative effect of transition to this new standard.

(d) For purposes of computing this ratio, earnings consists of earnings before income taxes and fixed charges, excluding capitalized interest. Fixed charges consists of interest expense, capitalized interest, amortization of discount on indebtedness and one-third of rental expense (the portion deemed representative of the interest factor). Earnings were inadequate to cover fixed charges for the year ended December 31, 1996, the eleven-month period ended November 30, 1993 and the one-month period ended December 31, 1993 by $22.6 million, $72.1 million and $3.6 million, respectively. However, excluding the impact of the $74.1 million cumulative effect of an accounting change noted above, the ratio of earnings to fixed charges for the eleven month period ended November 30, 1993 would have been 1.4x.

(e) EBITDA as presented is calculated in accordance with the definition of that term contained in the Company's Credit Agreement, and may not be comparable to similar measures reported by other companies. Generally, the Credit Agreement defines EBITDA to consist of net income (loss) adjusted to exclude cash interest expense, income tax expense, depreciation, amortization, non-cash expenses and charges, gain or loss on sale or write-off of assets, and extraordinary, unusual or nonrecurring gains, losses, charges or credits. EBITDA, and the Ratio of EBITDA to Interest Expense, are presented to facilitate a more complete analysis of the Company's financial performance, by adding back non-cash and nonrecurring items to operating income, as an indicator of the Company's ability to generate cash to service debt and other fixed obligations. Investors should not rely on EBITDA as an alternative to operating income or cash flows, as determined in accordance with generally accepted accounting principles, as an indicator of the Company's operating performance, liquidity or ability to meet cash needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Company's operating income and cash flows.

(f)  Represents EBITDA as a percentage of revenues.

(g) Excludes amortization of deferred financing costs of $1.7 million, $1.6 million, $1.5 million and $1.7 million in 1997, 1996, 1995 and 1994, respectively, which is included in interest expense.

(h) Non-cash charges consist of a pension accrual of $3.2 million and $0.5 million loss on disposal of assets in 1997, an Acquisition-related inventory charge of $16.8 million in 1994 and $2.5 million in the one month ended December 31, 1993.

(i) Nonrecurring and restructuring expenses excluded in calculating EBITDA consist of the following: (1) for 1997, $0.8 million of unusual and nonrecurring charges; (2) for 1996, $4.9 million in restructuring charges, a $4.7 million nonrecurring charge related to resolving a dispute with the Sellers, and $1.6 million for corporate relocation and employee retraining;
     (3) for 1995, $2.8 million in nonrecurring charges for computer system implementation and $1.0 million for corporate relocation, net of a $1.0 million nonrecurring research and development-related benefit; and (4) for 1994, $2.3 million for relocating and consolidating the Company's research and development function, $1.8 million in nonrecurring charges for computer system implementation, and $0.3 million for discontinuing the Company's apparel business.

(j) The Consolidated Fixed Charge Coverage Ratio is a financial measure used in the Indenture to determine when the Company can incur certain kinds of new debt and engage in certain other transactions. It measures the ratio of
     (a) the sum of Consolidated Net Income, Consolidated Interest Expense, Consolidated Income Tax Expense and Consolidated Non-Cash Charges (including depreciation, amortization and other non-cash charges) deducted in computing Consolidated Net Income (Loss), all determined in accordance with GAAP, to (b) the sum of Consolidated Interest Expense and cash dividends paid, if any, on any Preferred Stock, as each of these terms is defined in the Indenture. Generally, the principal difference between the Ratio of EBITDA to Interest Expense and the Consolidated Fixed Charge Coverage Ratio arises from the exclusion of nonrecurring and restructuring expenses in calculating EBITDA.

(k) Total debt consists of long-term debt, current portion of long-term debt, and capital lease commitments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the "Selected Financial Information" and the Company's consolidated financial statements and related notes and the other financial information appearing elsewhere in this Report.

OVERVIEW

General
-------

     The following discussion and analysis relates to Holding, its subsidiary Remington, and Remington's wholly owned subsidiary, Remington International, Ltd., on a consolidated basis. Holding has virtually no operations and its only significant asset is its investment in Remington.

     The Company operates in one industry segment, and its sales are derived primarily from two sources: sales of firearm products and sales of ammunition products. These two product lines accounted for approximately 86% of the Company's sales in 1997 and 87% of the Company's sales in 1996 and 1995. Other Company product lines include firearm-related accessories, clay targets, fishline and related fishline accessories.

Business Trends and Initiatives
-------------------------------

     The Company believes that several of its key customers instituted tighter inventory control practices to reduce inventory levels during 1996. The Company also believes that during 1997 additional key customers began to institute tighter inventory control practices by delaying purchases until product was needed to fill orders. This continued shift in customer buying patterns resulted in a modest softness in demand for the Company's products during 1996 and 1997. Although tighter inventory control practices have caused, and are likely to continue to cause, the Company to experience increased liquidity and working capital requirements to meet customers' shorter lead time order requirements, management believes that demand will stabilize as customers' inventories reach their targeted levels.

     The Company began its 1997 sales plan year on December 1, 1996 rather than on January 1, 1997. This change in the sales plan year extended the qualifying period for the early order or "dating" plan by one month to include December orders which, the Company believes, had the effect of reducing orders for firearms products in the first quarter of 1997. The 1998 sales plan year began on December 1, 1997.

     The Company believes that consumer concerns about regulation, which were a factor in market growth in 1994 and early 1995, will not be a significant market influence in the near term. In part as a result of this change, the Company believes that the markets for its firearms and ammunition products generally will remain relatively flat, at least in the near future.

     In light of these market constraints on sales growth opportunities and the Company's increased liquidity and working capital needs, the Company continues to focus on increasing profitability by increasing brand name awareness, introducing new products and containing costs. In 1996, the Company undertook a number of cost containment initiatives, strengthened the management team and improved operating efficiencies at the manufacturing facilities. The majority of the benefits from the 1996 restructuring initiatives were realized in 1997. During 1997 the Company's management team continued to focus on controlling costs. The Company will continue to review all aspects of the Company's operations with a view towards managing costs in response to competitive pressures.

RESULTS OF OPERATIONS

     The following table shows, for the periods indicated, the percentage relationships to sales of certain selected financial data. Management's discussion and analysis of the Company's results of operations compares 1997 to 1996 results, and 1996 to 1995 results.

                                           HOLDING AND REMINGTON
                                           ---------------------

                                   YEAR ENDED     YEAR ENDED    YEAR ENDED
                                   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                      1997         1996(1)       1995(1)
                                   ------------  ------------  ------------

Sales                                  100%         100%           100%

Cost of Goods Sold                      71%          72%            69%

Gross Profit                            29%          28%            31%

Operating Expenses                      20%          24%            21%

Restructuring and Nonrecurring Items     0%           3%             0%

Operating Profit                         9%           1%            10%

Net Income (Loss)                        1%          (4)%            3%

     (1) Property and payroll taxes of $6.6 million and $7.4 million, respectively, have been reclassified from operating expenses to cost of goods sold to conform with the current presentation format.

Year Ended December 31, 1997 as Compared to Year Ended December 31, 1996
------------------------------------------------------------------------

     Sales.  Sales for year ended December 31, 1997 were $381.2 million, a
     -----
decrease of $9.2 million, or 2%, from 1996 sales of $390.4 million. The decline in sales was primarily due to lower demand for the Company's firearms products. The Company believes the decline in demand for firearms was primarily due to a continued tightening of inventories by customers. See "Results of Operations -- Business Trends and Initiatives."

     Firearms sales decreased $8.7 million, or 5%, to $169.5 million for the year ended December 31, 1997 from $178.2 million in 1996. The Company believes the decrease was primarily the result of customers' tighter inventory management practices which created a modest softness in demand for firearms products partially offset by increased prices. Firearms sales for 1997 were also affected by the change in the Company's 1997 sales plan year, which adversely impacted first quarter sales as discussed above.

     Ammunition sales for 1997 were $159.3 million, a decrease of $0.9 million, or less than 1% reduction from 1996 sales of $160.2 million. The decrease in ammunition sales was primarily due to a slight change in the mix of products sold.

     Sales of fishing products increased in 1997 from 1996, primarily due to increased sales volumes as a result of better product placement and the introduction of new products. Sales of accessory products also increased in 1997 in comparison to the prior year, primarily due to higher sales volumes resulting from new product introductions.

     Cost of Goods Sold.  Cost of goods sold for 1997 was $269.9 million, a
     ------------------
decrease of $11.8 million, or 4%, versus $281.7 million for 1996. This decrease resulted principally from the corresponding decrease in sales discussed above combined with lower manufacturing costs. The Company's manufacturing costs were lower than the prior year primarily as a result of management's emphasis on controlling costs and improving efficiencies coupled with the positive effects of lead and copper price decreases on the cost of raw materials in the ammunition business. These reductions in manufacturing costs were partially offset by start-up costs at the Company's facility in Mayfield. Cost of goods sold as a percentage of sales decreased between the two periods from 72% in 1996 to 71% in 1997.

     Gross Profit.  Gross profit was $111.3 million for 1997, an increase of
     ------------
$2.6 million, or 2%, from 1996 gross profit of $108.7 million. The increase in gross profit was primarily due to lower manufacturing costs as previously discussed and increased prices on the Company's firearms products, partially offset by lower sales volume in the Company's firearms business and, to a lesser extent, start-up costs at the Mayfield facility.

     Operating Expenses.  Operating expenses consist of selling, general and
     ------------------
administrative expenses; research and development expense; and other expense. Operating expenses for 1997 were $78.7 million, a decrease of $16.1 million, or 17%, from $94.8 million for 1996 for the reasons set forth below. Property and payroll taxes of $6.6 million for 1996 have been reclassified from operating expenses to cost of goods sold to conform with the current presentation format.

     Selling, general and administrative expenses for 1997 were $71.2 million, a decrease of $11.6 million, or 14%, from $82.8 million for 1996. The decrease between the two periods was primarily attributable to lower expenditures as a result of the restructuring in 1996 and 1997, tighter controls over discretionary spending during 1997, a reduction in bad debt expense and reduced product liability expense. Bad debt expense in 1997 was lower than 1996 due to improved credit procedures and favorable collection of accounts receivable with
significant recoveries of previously reserved receivables.   Selling, general
and administrative expenses decreased from 21% of sales in 1996 to 19% of sales in 1997 primarily as a result of the reduction in costs discussed above.

     Research and development expenses were $7.4 million for 1997, a $2.8 million, or 27% decrease from $10.2 million in 1996. The decrease in research and development expenses was primarily a result of a more focused approach toward spending on research and development activities.

     Operating Profit.  Operating profit increased to $32.6 million for 1997, an
     ----------------
increase of $28.3 million from 1996's operating profit of $4.3 million. Operating profit for 1996, however, included a restructuring charge of $9.6 million recognized when the Company reduced production levels, plant overhead expenses and other costs to correspond with current sales volumes, and reorganized the international marketing efforts. Excluding this restructuring charge from 1996, operating profit increased from $13.9 million for 1996 to $32.6 million for 1997 primarily as a result of decreases in operating expenses and higher gross profit as discussed above.

     Interest Expense.  Interest expense for the year ended December 31, 1997
     ----------------
was $23.6 million, a decrease of $1.5 million, or 6%, from the 1996 level of $25.1 million. The decrease in interest expense was primarily due to lower term debt levels resulting from scheduled debt repayments, and to a lesser extent, lower average borrowings on the Company's revolving credit facility (the "Revolving Credit Facility") under its senior bank credit agreement (as amended, the "Credit Agreement") and a reduction in the interest rate on the Senior Subordinated Notes due 2003, Series B from 10% to 9.5% effective June 23, 1997.

     Net Income / Loss.  Net income for 1997 was $5.5 million, an increase of
     -----------------
$19.3 million from 1996 net loss of $13.8 million.   However, excluding the
restructuring and nonrecurring charges from 1996 results, net income for 1997 increased $13.5 million over the 1996 net loss of $8.0 million. The increase in net income was due primarily to the factors discussed above.

Year Ended December 31, 1996 as Compared to Year Ended December 31, 1995
------------------------------------------------------------------------

     Sales.  Sales for the year ended December 31, 1996 were $390.4 million,
     -----
which was $36.6 million, or 9%, lower than 1995 sales of $427.0 million. The decline in sales was primarily due to lower demand for the Company's firearms products and ammunition products, partially offset by increased sales of accessories products and higher firearms prices. The Company believes the decline in demand in 1996 was primarily due to several key customers, including Wal-Mart, instituting tighter inventory control practices to reduce inventory levels. These changes had the effect of reducing the Company's sales of new firearms and ammunition products during 1996 in comparison to 1995.

     Firearms sales decreased $24.4 million or 12% to $178.2 million for the year ended December 31, 1996 from $202.6 million in 1995. The decrease was primarily due to decreased sales of the Company's less expensive shotguns and rifles, partially offset by increased sales of black powder guns and higher firearms prices. The Company believes that lower demand for its less expensive shotguns and rifles is due to tighter inventory management practices by several key customers, which are the Company's primary customers for such less expensive firearms.

     Ammunition sales for 1996 were $160.2 million, $13.6 million, or 8%, lower than 1995 sales of $173.8 million. The Company believes that the sales decline for 1996 was primarily due to the changes in customers' inventory management practices discussed above. In addition, the Company believes that the first quarter of 1995 was an exceptional quarter and represented a continuation of the strong market for ammunition experienced in 1994, and that a portion of the decline between the two years was due to the exceptional results in the first quarter of 1995.

     Fishline product sales decreased between 1995 and 1996 primarily due to lower volumes and prices. Sales of accessory products increased primarily due to increased sales of gun safes.

     Cost of Goods Sold.  Cost of goods sold for 1996 was $281.7 million, a
     -------------------
decrease of $11.0 million, or 4%, versus $292.7 million for 1995. Cost of goods sold increased between the two periods as a percentage of sales from 69% in 1995 to 72% in 1996. Cost of goods sold increased as a percentage of sales primarily due to lower sales volumes of both firearms and ammunition products and higher manufacturing costs in the Company's firearms business. Increased costs associated with production line changes to meet increased demand for centerfire rifles, price increases on purchased parts, and costs related to the lengthening of the traditional end-of-year shutdown period, were the primary factors contributing to the higher overall manufacturing costs.

     Gross Profit.  Gross profit was $108.7 million for 1996, a decrease of
     -------------
$25.6 million, or 19%, from 1995 gross profit of $134.3 million. Gross profit margins declined from 31% in 1995 to 28% in 1996 as a percentage of sales. The decrease in gross profit dollars between the two periods was related to lower sales volume in the Company's firearms and ammunition businesses and the higher firearms manufacturing costs as discussed above, partially offset by higher pricing on the Company's firearms products.

     Operating Expenses.  Operating expenses consist of selling, general and
     -------------------
administrative expenses; research and development expense; and other expense. Operating expenses in 1996 were $94.8 million, an increase of $2.0 million, or 2%, from $92.8 million for 1995. This increase resulted from a $4.9 million increase in research and development expenses and a $1.6 million increase in other income and expenses, partially offset by a $4.5 million decrease in selling, general and administrative expenses. Property and payroll taxes of $6.6 million for 1996 and $7.4 million for 1995 have been reclassified from operating expenses to cost of goods sold to conform with the current presentation format.

     Selling, general and administrative expenses for 1996 were $82.8 million, a decrease of $4.5 million, or 5%, from $87.3 million in 1995. The decrease in expenses between the periods was primarily the result of a reduction in bad debt expense, reduced marketing expenditures, lower incentive compensation charges, and elimination of transitional service fees charged by DuPont for systems and services provided prior to implementation of the Company's new computer system during the second quarter of 1995. Bad debt expense was lower in 1996 than 1995 due to increased efforts in the collection and resolution of disputed amounts. These decreases were partially offset by continued costs associated with the implementation of a new computer system and higher outside professional fees. Selling, general and administrative expenses increased from 20% of sales in 1995 to 21% of sales in 1996 primarily as a result of the lower sales discussed above.

     Research and development expenses were $10.2 million for 1996, an increase of $4.9 million, from $5.3 million in 1995. Research and development expenses for 1995, however, include a benefit of $1.0 million as the actual relocation costs for the Company's consolidation of its research and development function into a new facility in Elizabethtown, Kentucky were less than estimated. Excluding the nonrecurring benefit from 1995, research and development expense increased $3.9 million. This increase was primarily due to the Company's strategy to increase spending on new product development and the effect of full period operations of the new research and development facility on 1996 results.

     Restructuring and Nonrecurring Items. The Company recorded charges for
     -------------------------------------
restructuring in 1996 of $4.9 million. The restructuring was undertaken to reduce production levels, plant overhead expenses and other costs to correspond with current sales volumes, and to reorganize the Company's international marketing efforts. The company-wide plan resulted in reductions of approximately 325 salaried, hourly and bargaining unit employees during the year. The charges incurred include estimated costs for employee severance and other benefits of $3.2 million, lease costs of $0.7 million and other expenses of $1.0 million.

  In December 1996, the Company and the Sellers resolved questions that had been raised by the Sellers concerning certain product liability related costs that the Company had allocated to the Cap or that were billed to cases for which the Sellers assumed responsibility under the Asset Purchase Agreement. As a result of this agreement between the Sellers and the Company, the Company recorded a nonrecurring charge of $4.7 million. See "Legal Proceedings."

  Operating Profit. Operating profit declined to $4.3 million for 1996, a $37.2
  -----------------
million or 90% decrease from 1995's operating profit of $41.5 million, primarily due to lower gross profit and the impact of restructuring and nonrecurring items, as discussed above.

     Interest Expense.  Interest expense for the year ended December  31, 1996
     ----------------
was $25.1 million, an increase of $3.6 million, or 17%, from the 1995 level of $21.5 million. The increase in interest expense was primarily due to additional borrowings on the Company's Revolving Credit Facility and slightly higher interest rates on the Company's term loan and revolving credit borrowings, partially offset by lower interest on the Company's term loan borrowings due to scheduled debt repayments.

     Net Income / Loss.  Net loss for 1996 was $13.8 million, a decrease of
     ------------------
$25.3 million from 1995 net income of $11.5 million. However, excluding the restructuring and nonrecurring charges from 1996 results, net loss was $8.0 million for 1996 compared to net income of $11.5 million for 1995, decreasing $19.5 million.

TAXES

  The Company's balance sheet as of December 31, 1997 includes net deferred tax assets in the amount of $22.4 million. See Note 16 to the Company's consolidated financial statements for the year ended December 31, 1997 appearing elsewhere in this Report. Excluding the $13.7 million of deferred tax assets related to postretirement benefits, the Company must generate approximately $23 million in future taxable income to realize the deferred tax assets. The postretirement benefits asset is not expected to reverse for approximately 20 years. Management expects that the Company will generate sufficient taxable income in future periods to fully utilize all deferred tax assets. Accordingly, the Company has not established a valuation allowance against the net deferred tax assets.

     The Company's effective tax rate for 1997 of 39% is higher than the Federal statutory rate due principally to the impact of state income taxes and certain non-deductible expenses. At December 31, 1997, the Company had a $15.0 million net operating loss carryforward for income tax purposes that expires in 2011. The Company's effective tax rate for 1996 was 33.7% which approximates the Federal statutory rate. The Company's effective tax rate for 1995 of 42.5% is higher than the Federal statutory rate due principally to the impact of state income taxes and certain non-deductible expenses.

     Holding and Remington file a consolidated return for Federal income tax purposes. As a result of the Acquisition, the Company's Federal income tax basis for its assets approximates the fair market value of those assets on the Acquisition date. The excess of the sum of the adjusted purchase price, assumed liabilities and capitalizable and deductible acquisition costs over the aggregate tax basis of such assets will generally be amortizable over 15 years and deductible for Federal income tax purposes. Such amortization deductions, other deductions resulting from the adjusted tax basis for such assets, and deductions for interest on the Company's indebtedness will reduce the Company's taxable income for periods after the Acquisition.

RECENT PURCHASING PATTERNS; SEASONALITY

     The Company's firearms products that are generally used during the fall hunting season may be purchased under an early order or "dating" plan. Under the dating plan, the Company allows a distributor to purchase these products commencing in December, the start of the Company's dating plan year, and to pay for them on extended terms. Discounts are offered for early payment under this plan. Discounts amounting to $3.6 million, $4.6 million and $4.1 million were given in 1997, 1996 and 1995, respectively. The Company believes that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first quarter. The Company believes that the dating plan helps facilitate a more efficient manufacturing schedule. Use of the dating plan, however, also results in significant deferral of collection of accounts receivable until the latter part of the year.

     The Company had a separate program in 1996 and 1995 prior to shipment, now discontinued, that provided an incentive to prepay for ammunition purchases prior to shipment. While the Company believes that allowing both extended payment terms for early orders and discounts for prepayment helps to level out the demand for these otherwise seasonal products throughout the year, the Company discontinued the ammunition prepayment program effective with the 1997 sales year in response to competitive actions. The Company is selling the majority of its ammunition products on terms of 90 days or less and offering discounts for earlier payments. Effective with the 1998 sales year, an early order program was instituted which allows customers an additional 30 days to pay for ammunition purchased prior to April 1, 1998.

     As a result of the seasonal nature of the Company's sales, combined with the Company's dating plan billing practices, the Company's working capital financing needs generally have significantly exceeded cash provided by operations during the middle of a year, until its deferred accounts receivable were collected in the third and fourth quarters. As a result, the Company's working capital financing needs tend to be greatest during the spring and summer months, decreasing during the fall and reaching their lowest point during the winter. See "Business -- Seasonality."

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
----------

     The Company's operating activities provided cash of $55.9 million for the year ended December 31, 1997 primarily as a result of net income adjusted for non-cash items and improved management of working capital. Accounts receivable decreased $14.8 million to $56.3 million and inventories decreased $11.9 million to $90.0 million primarily as a result of the Company's ongoing working capital management program to help maximize cash from operations. Net cash used in investing activities in 1997 was $5.8 million consisting of capital expenditures for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities as well as investment in the Company's new manufacturing facility in Mayfield, Kentucky. Net cash used in financing activities in 1997 was $59.1 million, primarily resulting from $20.8 million in principal payments on outstanding indebtedness (including capital leases) and a net repayment of $39.1 million on the Revolving Credit Facility. Cash flow from operating activities for the year ended December 31, 1997 was sufficient to fund the Company's capital expenditure program, scheduled principal payments on outstanding indebtedness and a significant reduction in amounts outstanding under the Revolving Credit Facility.

     Net cash used in operating activities for the year ended December 31, 1996 was $2.7 million, resulting primarily from elimination of the Company's ammunition prepayment program as discussed above, nonrecurring cash payments (consisting primarily of $4.7 million for the relocation of the Company's corporate headquarters and $1.5 million in restructuring costs) and an increase in inventories (as a result of lower demand for the Company's products) in response to which the Company undertook a number of cost containment initiatives. See "Results of Operations-- Business Trends and Initiatives." These uses of cash were substantially offset by extended payment terms which the Company negotiated with many of its major suppliers in 1996 that increased accounts payable from $14.6 million at December 31, 1995 to $32.9 million at December 31, 1996. Net cash used in investing activities in 1996 was $22.5 million, principally consisting of investments in property and facilities in Mayfield and Elizabethtown, Kentucky and Madison, North Carolina. Net cash provided by financing activities in 1996 was $33.4 million, primarily resulting from increased revolving credit borrowings of approximately $50 million offset in part by $15 million in principal payments on term loan borrowings under the Company's Credit Agreement.

     Net cash used in operating activities for the year ended December 31, 1995 was $12.5 million, resulting primarily from an increase in accounts receivable at year-end which was the result of sales in November and December 1995 being approximately $16 million higher than the same period in 1994 and also due to extended terms given to international customers under a Winter Sales Program on November and December 1995 sales. Net cash used in investing activities in 1995 was $17.5 million, principally consisting of the Company's investment in a new computer system, and buildings and equipment related to the new research and development facility in Elizabethtown, Kentucky. Net cash used in financing activities in 1995 was $10.5 million, principally consisting of principal payments on term loan borrowings offset in part by increased revolving credit borrowings.

Working Capital
-----------------

     Working capital decreased from $136.1 million at December 31, 1996 to $108.2 million at December 31, 1997 primarily as a result of the Company's ongoing working capital management program to help maximize cash from operations. This program includes improved collection of accounts receivable, maintaining inventory levels in line with sales projections and increased focus on management of accounts payable. As of December 31, 1997 the accounts receivable balance was $56.3 million, a $14.8 million reduction from the December 31, 1996 ending balance and inventories were $90.0 million, an $11.9 million reduction from the December 31, 1996 ending balance.

Capital Expenditures
--------------------

     Capital expenditures were $5.8 million, $22.5 million and $18.9 million in 1997, 1996 and 1995, respectively. Approximately 17% of the 1997 capital expenditures were related to the new firearms manufacturing facility in Mayfield, Kentucky. The remainder of the capital expenditures in 1997 were principally for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities. The Company anticipates that capital expenditures in 1998 will be approximately $8.8 million, principally for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities. The Company expects to fund capital expenditures primarily from operational cash flow.

Liquidity
---------

     The Company incurred substantial indebtedness in connection with the Acquisition. As of December 31, 1997, the Company had outstanding approximately $195.0 million of indebtedness, consisting of approximately $99.6 million ($100.0 million face amount) in 9.5% Senior Subordinated Notes due 2003, Series B (the "New Notes"), $68.2 million in term loan borrowings, $19.9 million in revolving credit borrowings under the Credit Agreement, $5.3 million in capital lease obligations, and $2.0 million of other long-term debt. As of December 31, 1997 the Company also had aggregate letters of credit outstanding of $5.9 million.

     At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Credit Agreement. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. See "-- Cash Flows." The Company expects that it will have to replace the Revolving Credit Facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000. No assurance can be given that the Company will be able to obtain such a replacement working capital facility or refinance such amounts on terms acceptable to the Company.

Financial Instruments
---------------------

     The Company has only limited involvement with financial instruments and does not use them for trading purposes. Financial instruments, which are a type of financial derivative instrument, are used to manage well-defined interest rate and commodity price risks. The criteria to qualify for hedge accounting are that the instrument must be related to an asset, liability, firm commitment or anticipated transaction that is probable and whose characteristics and terms have been identified. In addition, the investment must reduce the risks of commodity price movements or change the character of the interest rate.

     The estimated value of the Company's debt at December 31, 1997 was $192.4 million compared to a carrying value of $195.0 million. The estimated value of the Company's debt at December 31, 1996 was $234.5 million compared to a carrying value of $253.1 million.

     The Company was not a party to any interest rate cap, hedging or other protection arrangements with respect to its variable rate indebtedness as of December 31, 1996 or December 31, 1997. The Company had two interest rate cap agreements that expired in June, 1996. Prior to their termination, these caps had reduced the potential impact of increases in interest rates on approximately 50% of the Company's variable rate term loan debt under the Credit Agreement. The estimated fair value of the caps at December 31, 1995 was approximately $0.1 million. See Note 18 to the Company's consolidated financial statements for the year ended December 31, 1997 appearing elsewhere in this Report.

     Commodity call options, swaps and futures are used to hedge the price risk related to firm commitments and anticipated purchases of lead and copper to be used in the manufacture of the Company's products. Call options give the Company the right to purchase a specified amount of metal at a fixed price on a pre-determined date for an up front fee. Swaps are purchased at a percentage of the face amount and additional payments are then made or received based on the difference between the pre-determined metal price and the actual metal price on specified dates. The futures contracts are a commitment to purchase a given amount of metal at an agreed upon price on a future date. The face amount of commodity contracts outstanding at December 31, 1997, 1996 and 1995 was $0.6 million, $1.3 million and $3.4 million, respectively. At December 31, 1997, 1996 and 1995, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.2 million, $1.2 million and $3.4 million, respectively. As of December 31, 1997 and 1995 hedging losses related to closed commodity futures contracts of $0.2 million and $0.1 million, respectively, were included in inventory. There were no hedging losses included in inventory at December 31, 1996. See Note 18 to the Company's consolidated financial statements for the year ended December 31, 1997 appearing elsewhere in this Report.

Credit Agreement
----------------

     The Company is currently party to the Credit Agreement with The Chase Manhattan Bank ("Chase"), Union Bank of Switzerland ("UBS") and certain other lenders, which was initially entered into in connection with the Acquisition. The Credit Agreement provides for a term loan facility (the "Term Loan Facility"), originally in an aggregate principal amount of $130 million, in addition to the Revolving Credit Facility. Both facilities have a final maturity of December 31, 2000. Up to $40 million of Revolving Credit Facility availability may be used for standby and commercial letters of credit. In addition, for at least 30 consecutive days of each 12-month period commencing on December 1, outstanding amounts under the Revolving Credit Facility are limited to $60 million or less.

     The obligations under the Credit Agreement are guaranteed by Holding and are secured by a pledge of the Company's capital stock and by pledges of and security interests in substantially all the Company's property and assets. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. Since September 1995, the Company has obtained four amendments to its Credit Agreement, which, among other things, modified (i) the minimum earnings, minimum interest coverage ratio and net worth covenants to decrease the required levels, (ii) the maximum debt to earnings ratio covenant to increase the permissible debt levels and (iii) the capital expenditure covenant initially to increase but ultimately to reduce the permissible levels of capital expenditures. The Company sought these modifications in part because of the earnings impact of decreased ammunition and firearms sales volumes and the additional interest expense resulting from increased working capital borrowings due to changes in customer purchasing patterns, and in part to make longer term adjustments to the covenant requirements. See "-- Results of Operations" and "-- Recent Purchasing Patterns; Seasonality." As of December 31, 1997, after giving effect to these modifications, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement.

     In accordance with the Credit Agreement, the Company made scheduled principal payments on the term loans thereunder of $18.2 million in 1997, $13.6 million in 1996, $9.3 million in 1995 and $10.0 million in 1994. The Credit Agreement requires the Company to make further quarterly principal payments on the term loans thereunder (after pro rata reduction for certain prepayments and subject to further pro rata or other reduction, if any, in the future) in an aggregate amount of approximately $18.2 million in 1998, $22.7 million in 1999 and $27.3 million in 2000 with all remaining amounts then outstanding under the Credit Agreement to be repaid on December 31, 2000. The Credit Agreement also requires the Company to make mandatory prepayments on the term loans thereunder annually, in an amount equal to 50% of the Company's Excess Cash Flow (as defined therein) for the preceding fiscal year. Any such prepayment will result in a pro rata reduction in all subsequently scheduled principal payments on such term loans, except that any such payment made within the twelve months prior to the date on which an installment or other payment of principal is scheduled to be paid on the term loans may, at the option of the Company, be applied first to such installment or other payment. The Company made a prepayment of approximately $10.7 million in 1995 for the year ended December 31, 1994. The Company did not have Excess Cash Flow for the years ended December 31, 1997, 1996 or 1995 and accordingly no such prepayment is required in 1998 nor was a prepayment made in 1997 or 1996.

     Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus up to 1.25% per annum, or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus up to 2.50% per annum. The interest rate on the Company's Credit Agreement borrowings can be reduced by 0.25% to 1.0% per annum from the levels originally in effect if the Company meets certain financial ratios, based on EBITDA and consolidated interest expense, for the four quarters most recently ended. Once reduced, such interest rate can also be increased up to the original levels if the Company no longer meets the financial ratios making it eligible for interest rate reduction. The interest rate currently applicable to borrowings under the Credit Agreement is the maximum rate provided for thereunder. The weighted average interest rate for borrowings under the Term Loan was 8.2% per annum in 1997 and 8.1% per annum in 1996. The weighted average interest rate for borrowings under the Revolving Credit Facilities was 8.4% in 1997 and 1996.

Notes
-----

     In connection with the Acquisition, the Company issued $100 million aggregate principal amount of its 9.5% Senior Subordinated Notes due 2003, Series A ( the "Old Notes" together with the New Notes, the "Notes"). On June 23, 1997 the Company completed its offer to exchange (the "Exchange Offer") up to $100 million aggregate principal amount of Remington's New Notes for a like principal amount of Remington's issued and outstanding Old Notes. All of the Old Notes were exchanged for New Notes. The interest rate on the Notes was 10% per annum from April 30, 1994 until June 22, 1997, the day before the date of consummation of the Exchange Offer, and is currently 9.5% per annum. The reduction in interest payments will amount to $0.5 million per year. Interest on the Notes is payable semi-annually and principal is payable at maturity on December 1, 2003.

PRODUCT LIABILITY

     For information concerning product liability cases and claims involving the Company, see "Legal Proceedings." Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to the amount of the Cap, which has been exhausted, with the Sellers retaining liability in excess of the Cap and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Closing are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. While it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Closing, the Company's accruals for the uninsured costs of such cases and claims and the Seller's agreement to be responsible for certain post-Closing firearm-related costs), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. However, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability cases and claims in the future.

  In December 1996, the Company and the Sellers resolved questions that had been raised by the Sellers concerning certain product liability related costs that the Company had allocated to the Cap or that were billed to cases for which the Sellers assumed responsibility under the Asset Purchase Agreement. As a result of this agreement between the Sellers and the Company, the Company recorded a nonrecurring charge of $4.7 million. This charge in effect increased the product liability portion of the Cap from $24.5 million to $28.4 million. See "Legal Proceedings."

     Since December 1, 1993 the Company has maintained insurance coverage for product liability claims for personal injury or property damage relating to occurrences after the Closing, subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate. The current insurance policy extends through November 30, 2000. Based on actual defense and disposition costs incurred by the Company and Sporting Goods with respect to product liability cases and claims in recent years, management estimates that the Company's liability for product liability cases and claims relating to occurrences during 1997 will be in the range of $3.1 million to $7.0 million, and that the liability for product liability cases and claims relating to occurrences during 1996 and 1995 will be in the range of $4.5 million to $9.0 million per year. Management estimates that the amount of the self insured retention accrued each year will be paid out over the following three to five years. The Company charged $4.3 million, $5.7 million and $6.5 million of payments for product and environmental liabilities (including pre-Acquisition occurrences which were subject to the Cap) in the years ended December 31, 1997, 1996 and 1995, respectively, against the amounts previously accrued.

YEAR 2000 COMPLIANCE

  In 1995, the Company decided to replace most of the existing computer systems at its various facilities with an integrated system, in which all facilities would use the same software. The Company would have undertaken this upgrade regardless of the need to address the year 2000 problem and has therefore capitalized the cost of the new system. The new system is able to accommodate the year 2000 dating changes necessary to permit correct recording of year dates for 2000 and later years. Most of the Company's computer systems other than manufacturing are utilizing this new software, and the Company is currently in the process of converting its manufacturing computer systems. The Company does not expect that the cost of converting such systems will be material to its financial condition or results of operations. The Company believes it will be able to achieve year 2000 compliance at its remaining facilities by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

ACQUISITION ACCOUNTING

     On December 1, 1993, the Company acquired the Business from the Sellers through the Acquisition. The Company accounted for the Acquisition using the purchase accounting method, in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the adjusted purchase price of $299.8 million (net of a $0.2 million post-Acquisition purchase price adjustment in the Company's favor) and other acquisition costs which together total $313.5 million, have been allocated to the assets and liabilities acquired, based on their respective
fair values as of the Acquisition date.   Intangible assets arising from the
Acquisition, consisting principally of goodwill and trade names of $95.9 million, are being amortized over their estimated useful lives, generally 40 years.

ADOPTION OF NEW ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," effective for fiscal periods ending after December 15, 1997. The Company adopted SFAS No. 128 effective with the reporting period ended December 31, 1997. The new standard simplified the computation of earnings (loss) per share by replacing primary earnings (loss) per share with basic earnings (loss) per share. Basic earnings (loss) per share does not include the effect of any potentially dilutive securities, as under the previous accounting standard, and is computed by dividing reported income available to common shareholders by the weighted average number of common shares outstanding during the period. Fully diluted earnings (loss) per share will now be called diluted earnings (loss) per share and reflects the dilution of all potentially dilutive securities. Companies were required to restate all prior period earnings (loss) per share data. The adoption of this standard by the Company had no impact on the historical reported earnings (loss) per share amounts since the effect of potentially dilutive securities has been immaterial and therefore has been excluded from the historical earnings (loss) per share computations.

STATEMENT OF ACCOUNTING STANDARDS NOT YET ADOPTED

  SFAS No. 129, "Disclosure of Information about Capital Structure," will become effective in 1998 and will not have a material effect on the information currently reported by the Company.

  SFAS No. 130, "Reporting Comprehensive Income," will become effective in 1998. This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Its adoption will not have a material effect on the information currently reported by the Company.

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," will become effective for the year ended December 31, 1998. This statement requires public business enterprises to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.

  SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," will become effective in 1998. This statement standardizes the disclosure requirements for pensions and postretirement benefits and will require changes in disclosures of benefit obligations and fair values of plan assets. Comparative disclosures which include prior period information will be restated to conform with the provision of this statement.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

  The statements contained in this Report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statement in "Business--Industry" that the Company believes the markets for shotguns, rifles and hunting-related products will generally remain relatively flat at least in the near future; (ii) the statement in "Business--Marketing and Distribution" that the Company does not believe that the trend toward consolidation among wholesalers, dealers and regional chains will materially adversely affect the Company's sales or profitablility; (iii) the statement in "Business--Patents and Trademarks" concerning the Company's belief that the expiration of the identified patents will not have a material adverse effect on the Company's financial condition or its results of operations; (iv) the statement in "Business--Environmental Matters" concerning the Company's belief that the outcome of any governmental proceedings and orders pertaining to environmental compliance will not have a material adverse effect on its business; (v) other statements as to management's or the Company's expectations and beliefs presented in "Business;" (vi) the statements in "--Overview--Product Liability" concerning (a) the Company's belief that product liability cases and claims involving occurrences arising prior to the Closing are not likely to have a material adverse effect upon the financial condition or results or operations of the Company, (b) the Company's belief that the outcome of all pending product liability cases and claims will not have a material adverse effect upon the financial condition or result of operations of the Company and (c) management's estimates concerning the Company's liability for product liability cases and claims relating to occurrences arising during 1997, 1996 and 1995 and the time period during which the amount of the Company's self insured retention will be paid out; (vii) the statements in "Results of Operations -- Business Trends and Initiatives" concerning (a) the Company's belief that the tighter inventory control practices will continue and are likely to cause the Company to experience increased liquidity and working capital requirements, (b) management's belief that demand will stabilize as customers' inventories reach their targeted levels, (c) the Company's belief that consumer concerns about regulation will not be a significant market influence in the near term, and (d) the Company's belief that the markets for its firearms and ammunition products generally will remain relatively flat, at least in the near future; (viii) the statements in "--Taxes" that (a) the Company expects that the postretirement benefits asset will not reverse for approximately 20 years and (b) management expects the Company will generate sufficient taxable income in future periods to fully utilize all deferred tax assets; (ix) the statements in "--Liquidity and Capital Resources - Cash Flows" concerning (a) the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility and (b) the Company's expectation that it will have to replace the Revolving Credit Facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000; (x) the statements in "--Year 2000 Compliance" concerning the Company's expectation that the cost of converting manufacturing systems at its facilities will not be material to its financial condition or results of operations and that it will be able to achieve year 2000 compliance at its remaining facilities by the end of 1999 without material disruption in its operations; (xi) other statements as to management's or the Company's expectations and beliefs presented in this "Management's

Discussion and Analysis of Financial Condition and Results of Operations;" (xii) the statements in "Legal Proceedings" concerning (a) the Company's belief that its current product liability insurance coverage for personal injury and property damage is adequate for it needs, (b) the Company's belief that any additional claims for personal injury resulting from the disposition of Garza will be unlikely to have a material adverse effect upon its financial condition or results of operations and (c) the Company's belief that although it anticipates that it will continue to be involved in product liability cases and claims in the future, the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial conditions or results of operations of the Company and (xiii) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

  Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this Report (including, without limitation, those discussed in "Business -- Industry," "--Marketing and Distribution," "--Patents and Trademarks" and "-- Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview," "--Taxes," "--Liquidity and Capital Resources," "--Product Liability," "--Year 2000 Compliance" and "Legal Proceedings"), or in other Securities and Exchange Commission filings of the Company, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

- The Company's ability to make scheduled payments of principal or interest on, or to refinance its obligations with respect to its indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control including the responses of competitors, changes in customer inventory management practices, changes in customer buying patterns, regulatory developments and increased operating costs.

- The degree to which the Company is leveraged could have important consequences to the holders of the notes relating to the Company's indebtedness, including the following: (i) the Company's ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for operations; (iii) certain of the Company's borrowings will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates; and
   (iv) the Company may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures.

- The Company's ability to meet its debt service and other obligations will depend in significant part on customers purchasing the Company's products during the fall hunting season. Notwithstanding the Company's cost containment initiatives and continuing management of costs, a decrease in demand during the fall hunting season for the Company's higher priced, higher margin products would require the Company to further reduce costs or increase its reliance on borrowings under the Company's Revolving Credit Facility to fund operations. No assurance can be given that the Company would be able to reduce costs or increase its borrowings sufficiently to adjust to such a reduction in demand.

- Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future. The Company's ability to meet its product liability obligations will depend (among other things) upon the availability of insurance, the adequacy of Company accruals, the Sellers' ability to satisfy their obligations to indemnify the Company against certain product liability cases and claims and Sellers' agreement to be responsible for certain post-Acquisition shotgun related costs.

- The Company's sales revenues have been adversely affected by changes in inventory management practices at several of its key customers. In addition, changes in customer buying patterns at certain key customers have increased the seasonality of the Company's sales of certain higher priced, higher margin products. The Company cannot control the inventory management practices or timing of its customers' purchases, and the adoption of similar policies by more of the Company's customers could lead to further constraints on sales and increased liquidity and working capital requirements.

- The Company faces significant competition. The Company's competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than the Company. There can be no assurance that the Company will continue to compete effectively with all of its present competition, and the Company's ability to so compete could be adversely affected by its leveraged condition.

- Sales made to Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately 20% of the Company's total net revenues in 1997. The Company's sales to Wal-Mart are not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from the Company, the Company's financial condition or results of operations could be adversely affected.

- The Company utilizes numerous raw materials, including steel, lead, brass, plastics and wood, as well as manufactured parts, that are purchased from one or a few suppliers. In addition, the Company purchases most of the fishline it requires for its product lines from DuPont under a supply agreement that was renewed in January 1997. Any disruption in the Company's relationship with these suppliers could increase the cost of operations.

- The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. The Company believes that its ammunition sales levels in 1994 and 1995 were affected by proposed legislation increasing the taxes on ammunition and by consumer uncertainty over the impact of the Brady Bill. While the Company does not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on its sales from 1994 through 1997, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on the Company in the future.

  While the Company periodically reassesses material trends and uncertainties affecting the operations and financial condition in connection with its preparation of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this Report in light of future events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Not Applicable for 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS  AND SUPPLEMENTARY DATA                     Pages
                                                                          -----

RACI Holding, Inc.
------------------
Report of Independent Accountants.........................................  F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996..............  F-3
Consolidated Statements of Operations and Retained Earnings for the
    years ended December 31, 1997, 1996 and 1995..........................  F-4
Consolidated Statements of Cash Flows for the years ended December 31,
    1997, 1996 and 1995...................................................  F-5
Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995...............................  F-6
Notes to Consolidated Financial Statements................................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of RACI Holding, Inc.

We have audited the accompanying consolidated balance sheets of RACI Holding, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RACI Holding, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand  L.L.P.


Greensboro, North Carolina
March 2, 1998

RACI Holding, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Millions except per share and share data)

                                                                        December 31,        December 31,
                                                                            1997               1996
                                                                      --------------      --------------
ASSETS
------
Current Assets
--------------
Cash and Cash Equivalents                                                  $  0.6               $  9.6
Accounts Receivable Trade - net of allowances
     of $5.2 and $5.7, respectively                                          56.3                 71.1
Inventories                                                                  90.0                101.9
Supplies                                                                     12.7                 13.9
Prepaid Expenses and Other Current Assets                                     9.3                 10.7
Deferred Income Taxes                                                        16.2                 13.4
                                                                           ------               ------
  Total Current Assets                                                      185.1                220.6

Property, Plant and Equipment - net                                          92.0                 98.4
Intangibles and Debt Issuance Costs - net                                    93.1                 96.4
Deferred Income Taxes                                                         6.2                 14.0
Other Noncurrent Assets                                                       4.3                  5.6
                                                                           ------               ------
  Total Assets                                                             $380.7               $435.0
                                                                           ======               ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
-------------------
Accounts Payable                                                           $ 22.7               $ 32.9
Short-Term Debt                                                               1.0                  1.2
Current Portion of Long-Term Debt                                            21.5                 20.9
Product and Environmental Liabilities                                         3.2                  7.2
Other Accrued Liabilities                                                    28.5                 22.3
                                                                           ------               ------
  Total Current Liabilities                                                  76.9                 84.5

Long-Term Debt                                                              173.5                232.2
Retiree Benefits                                                             34.8                 31.9
Product and Environmental Liabilities                                         9.2                  6.6
                                                                           ------               ------
  Total Liabilities                                                         294.4                355.2
Commitments and Contingencies                                              ------               ------

Shareholders' Equity
--------------------
Class A Common Stock, par value $.01; 1,250,000 shares authorized;
   760,000 and 750,000 shares, respectively,
   issued and outstanding                                                    --                   --
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                                   --                   --
Paid in Capital                                                              76.0                 75.0
Retained Earnings                                                            10.3                  4.8
                                                                           ------               ------
     Total Shareholders' Equity                                              86.3                 79.8
                                                                           ------               ------
Total Liabilities and Shareholders' Equity                                 $380.7               $435.0
                                                                           ======               ======

        The accompanying notes are an integral part of these consolidated financial statements.

RACI Holding, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Millions except per share data)

                                                                     Year Ended         Year Ended        Year Ended
                                                                    December 31,        December 31,      December 31,
                                                                        1997               1996              1995
                                                                  --------------     -----------------   -------------
Sales(1)                                                              $  381.2         $  390.4            $ 427.0

Cost of Goods Sold                                                       269.9            281.7              292.7
                                                                       -------          -------             ------

   Gross Profit                                                          111.3            108.7              134.3

Selling, General and Administrative

  Expenses                                                                71.2             82.8               87.3

Research & Development Expense                                             7.4             10.2                5.3

Other Expense, net                                                         0.1              1.8                0.2

Restructuring and Nonrecurring Items                                        --              9.6                 --
                                                                       -------          -------             ------

    Operating Profit                                                      32.6              4.3               41.5

Interest Expense                                                         (23.6)           (25.1)             (21.5)
                                                                       -------          -------             ------

    Profit (Loss) before Income Taxes                                      9.0            (20.8)              20.0

Provision (Benefit) for Income Taxes                                       3.5             (7.0)               8.5
                                                                       -------          -------             ------

     Net Income (Loss)                                               $     5.5          $ (13.8)           $  11.5
                                                                       -------          -------             ------

Per Share Data:

Basic Net Income (Loss) Per Share                                    $    7.33          $(18.40)           $ 15.33
                                                                        =======         =======             ======
Diluted Net Income (Loss) Per Share                                  $    7.33          $(18.40)           $ 15.33
                                                                        =======         =======             ======

 (1) Sales are presented net of Federal Excise Taxes of $31.0, $31.7 and $36.0, for the years ended 1997, 1996 and 1995, respectively.


        The accompanying notes are an integral part of these consolidated financial statements.

RACI Holding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in Millions)


                                                                                      Year Ended     Year Ended     Year Ended
                                                                                     December 31,    December 31,   December 31,
                                                                                         1997            1996           1995
                                                                                     ------------    ------------   -----------
Operating Activities
--------------------
Net Income (Loss)                                                                       $    5.5      $  (13.8)     $   11.5
Adjustments to reconcile Net Income (Loss) to Net Cash (used in)
  provided by Operating Activities:
    Restructuring                                                                             --           3.4            --
    Depreciation                                                                            12.7          11.5           9.7
    Amortization                                                                             4.1           4.0           3.5
    Loss on disposal of Property, Plant and Equipment                                        0.5           0.4           0.6
    Provision for Retiree Benefits                                                           2.9           3.1           0.2
    Deferred Income Taxes                                                                    5.0          (4.8)          1.8
    Changes in Operating Assets and Liabilities:
        Accounts Receivable Trade - Net                                                     14.8          (0.7)        (21.2)
        Inventories                                                                         11.9          (4.6)        (10.8)
        Supplies                                                                             1.2           1.5          (1.2)
        Prepaid Expenses and Other Current Assets                                            1.4          (3.0)          2.9
        Other Noncurrent Assets                                                              1.3          (1.0)         (4.6)
        Accounts Payable                                                                   (10.2)         18.3          (1.1)
        Customer Prepayments                                                                (0.2)         (7.8)         (2.8)
        Product and Environmental Liabilities                                                0.4           7.7           3.3
        Income Taxes Payable                                                                  --          (5.4)          5.4
        Other Accrued Liabilities                                                            6.4          (7.8)         (4.1)
    Payments for Assumed Pre-Acquisition Product and Environmental Liabilities              (1.8)         (3.7)         (5.6)
                                                                                          ------        ------        ------
    Net Cash provided by (used in) Operating Activities                                     55.9          (2.7)        (12.5)

Investing Activities
--------------------
Purchase of Property, Plant and Equipment                                                   (5.8)        (22.5)        (18.9)
Purchase of DuPont Sporting Goods Business                                                    --            --           1.4
                                                                                          ------        ------        ------
    Net Cash used in Investing Activities                                                   (5.8)        (22.5)        (17.5)

Financing Activities
--------------------
Proceeds from Revolving Credit Facility                                                    163.8         416.3         278.4
Principal Payments on Revolving Credit Facility                                           (202.9)       (366.7)       (269.0)
Proceeds from Issuance of Long-Term Debt                                                     0.8           2.5            --
Principal Payments on Long-Term Debt                                                       (20.8)        (15.0)        (20.8)
Proceeds from Short-Term Debt                                                                1.0           1.3           4.5
Principal Payments on Short-Term Debt                                                       (1.2)         (4.6)         (3.6)
Proceeds from Issuance of Common Stock                                                       1.0            --            --
Debt Issuance Costs                                                                         (0.8)         (0.4)           --
                                                                                          ------        ------        ------
    Net Cash (used in) provided by Financing Activities                                    (59.1)         33.4         (10.5)
                                                                                          ------        ------        ------
Increase (Decrease) in Cash and Cash Equivalents                                            (9.0)          8.2         (40.5)
Cash and Cash Equivalents at beginning of period                                             9.6           1.4          41.9
                                                                                          ------        ------        ------
Cash and Cash Equivalents at end of period                                              $    0.6      $    9.6      $    1.4
                                                                                          ======        ======        ======

Supplemental cash flow information:
    Cash paid during the year for:
        Interest                                                                        $   22.2      $   24.0      $   21.7
        Income Taxes                                                                    $    1.3      $    6.1      $    0.8
    Noncash activities:
        Capital lease obligations incurred                                              $    1.0      $    2.7      $    4.7


      The accompanying notes are an integral part of these consolidated financial statements.

RACI Holding, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in Millions except share and per share data)

                                                    Additional                              Total
                                                     Paid-in            Retained        Shareholders'
                                                     Capital            Earnings           Equity
                                                    ----------          --------        ------------
Balance, December 31, 1994                            $75.0               $ 7.1             $82.1

     Net Income                                                            11.5              11.5
                                                      -----               -----             -----

Balance, December 31, 1995                             75.0                18.6              93.6

     Net Loss                                                             (13.8)            (13.8)
                                                      -----               -----             -----

Balance, December 31, 1996                             75.0                 4.8              79.8

     Net Income                                                             5.5               5.5
     Issuance of 10,000 shares
       of Class A Common Stock
       to non-employee directors                        1.0                                   1.0
                                                      -----               -----             -----

Balance, December 31, 1997                            $76.0               $10.3             $86.3
                                                      =====               =====             =====

        The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

  The accompanying consolidated financial statements of RACI Holding, Inc. ("Holding") include the accounts of its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiary, Remington International, Ltd. (together with Remington and Holding, the "Company"). Holding has no material assets other than its investment in Remington. All intercompany accounts and transactions have been eliminated in consolidation.

  Certain reclassifications were made to the prior year's financial information to conform with the current presentation format.

NOTE 2 - DESCRIPTION OF THE BUSINESS
------------------------------------

  The Company is engaged in the design, manufacture and sale of sporting goods products for the hunting, shooting sports and fishing markets. The Company's product lines consist of firearms, ammunition, and hunting/gun care accessories, sold under the Remington name and other labels, and fishing products, sold under the Stren name and other labels.

  Holding was formed to effect the acquisition, through Remington, of certain assets and liabilities of the Sporting Goods Business ("Sporting Goods"), formerly operated by E. I. du Pont de Nemours and Company ("DuPont"), and one of DuPont's subsidiaries ("Old Remington," and together with DuPont, the "Sellers"). This acquisition (the "Acquisition") was completed on December 1, 1993 pursuant to an asset purchase agreement (the "Asset Purchase Agreement") for a cash purchase price of $300.0, and was accounted for using the purchase method of accounting. Accordingly, the purchase price (net of a $0.2 post-closing purchase price adjustment in the Company's favor) and other acquisition costs, together totaling $313.5, have been allocated to the acquired assets and liabilities based on their fair values as of December 1, 1993. This allocation was finalized during 1994 upon completion of appraisals and other studies of fair value.

  The Company acquired substantially all the assets (other than discontinued properties, certain real property, and certain other assets) of Old Remington and certain other assets of the Sellers used in connection with the marketing of fishline and fishline accessories (collectively, the "Business"). The Company also assumed certain specified liabilities, including trade payables, postretirement benefits for certain retained employees and certain other contractual obligations of the Sellers, totaling $55.8. In addition, the Company assumed financial responsibility up to a maximum aggregate amount of $25.0 (the "Cap") for certain product liability related claims involving pre-Acquisition occurrences, and for certain environmental liabilities. Liabilities for costs in excess of $25.0 for such matters, were retained by the Sellers, as were liabilities for discontinued products. Pursuant to the Asset Purchase Agreement, the Sellers designated $24.5 of the Cap for assumed product liability costs and the remainder for environmental costs. The Sellers also retained pension and postretirement benefit liabilities for all retirees as of the Acquisition date as well as the postretirement benefit liability for those employees eligible to retire as of that date.

  In December 1996, the Company and the Sellers resolved questions that had been raised by the Sellers concerning certain product liability related costs that the Company had allocated to the Cap or which were billed to cases for which the Sellers assumed responsibility under the Asset Purchase Agreement. As a result of this agreement between the Sellers and the Company, the Company recorded a non-recurring charge of $4.7, which in effect increased the product liability portion of the Cap. The Cap was exhausted in 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and Cash Equivalents:
-------------------------

  Cash and cash equivalents include demand deposits with banks and highly liquid investments with remaining maturities, when purchased, of three months or less.

Inventories:
-----------

  Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out ("FIFO") method.

Supplies:
--------

  The cost of supplies is determined by the average cost method.

Property, Plant and Equipment:
-----------------------------

  Investments in land, buildings and improvements, and machinery and equipment acquired subsequent to the Acquisition are stated at cost. Property, plant and equipment obtained through the Acquisition were recorded at their appraised values on the Acquisition date. Depreciation is determined on a straight-line basis over the estimated lives of the assets. Assets obtained through the Acquisition are being depreciated over their remaining useful lives as determined by appraisal. The estimated useful lives are principally 20 to 40 years for buildings and improvements, and 5 to 15 years for machinery and equipment. Maintenance and repairs are charged to operations; replacements and betterments are capitalized. Computer hardware and software costs under capital leases are amortized over the term of the lease. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in income.

  Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's useful life. Approximately, $0.2 of interest cost was capitalized in both 1997 and 1996. No interest cost was capitalized in 1995.

Intangibles and Debt Issuance Costs:
-----------------------------------

  Intangibles, consisting primarily of goodwill and trade names, are amortized on a straight-line basis over their estimated useful lives of 40 years. Debt issuance costs are being amortized over the life of the related debt. Management assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects future cash flows, undiscounted and before interest, over the remaining life of the goodwill. If these projected cash flows are less than the carrying amount of the goodwill, an impairment loss would be recognized, resulting in a writedown of goodwill with a corresponding charge to income. The impairment loss would be measured based upon the difference between the carrying amount of the goodwill and the present value of future cash flows before interest. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows.

Financial Instruments:
----------------------

  The Company has only limited involvement with financial instruments and does not use them for trading purposes. Financial instruments, which are a type of financial derivative instrument, are used to manage well-defined commodity price and interest rate risks and are considered hedges when certain criteria are met. The criteria to qualify for hedge accounting are that the instrument must be related to an asset, liability, firm commitment or anticipated transaction that is probable and whose characteristics and terms have been identified. In addition, the investment must reduce the risks of commodity price movements or change the character of the interest rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)

  Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the term of the agreements. Unamortized premiums are included in prepaid expenses and other current assets on the balance sheet. Amounts receivable under interest rate cap agreements are accrued as a reduction of interest expense. Gains and losses on commodity futures contracts qualifying as hedges are deferred and recognized as a component of the cost of acquiring the related inventory. Market values of financial instruments were estimated based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Income Taxes:
------------

  The Company accounts for income taxes in accordance with the method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.

Product Liability:
-----------------

  The Company provides for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available. The Company maintains insurance coverage for product liability claims, subject to certain policy limits and to certain self-insured retentions for personal injury or property damage relating to occurrences arising after the Closing. The current insurance policy extends through November 30, 2000. Product liabilities are not recorded net of recoveries that are probable of realization. At December 31, 1997, 1996 and 1995, no recoveries have been recorded.

Revenue Recognition:
--------------------

  Sales, net of an estimate for discounts, returns and allowances, and related cost of sales are included in income when goods are shipped to the customer.

Advertising and Promotional Costs:
---------------------------------

  Advertising and promotional costs are expensed as incurred. In 1997, 1996 and 1995 advertising and promotional costs totaled $17.2, $18.3 and $18.2, respectively.

Self-Insurance:
--------------

  The Company is self-insured for elements of its employee benefit plans including, among others, workers' compensation and elements of its property and liability insurance programs, but limits its liability through stop-loss insurance and annual plan maximum coverage limits. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not yet reported.

Pension and Postretirement:
--------------------------

  Unrecognized prior service costs are being amortized over the estimated remaining service lives of employees. The unrecognized net gain or loss resulting from changes in the amount of either the projected benefit obligation or plan assets from experience different from that assumed are amortized over five years.

Industry Segment:
----------------

  The Company operates within a single industry segment. Sales outside the United States of product manufactured in and exported from the United States were $29.8 in 1997, $32.1 in 1996 and $32.8 in 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


Use of Estimates:
-----------------

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements:
------------------------------

  SFAS No. 129, "Disclosure of Information about Capital Structure," will become effective in 1998 and will not have a material effect on the information currently reported by the Company.

  SFAS No. 130, "Reporting Comprehensive Income," will become effective in 1998. This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Its adoption will not have a material effect on the information currently reported by the Company.

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," will become effective for the year ended December 31, 1998. This statement requires public business enterprises to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.

  SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," will become effective in 1998. This statement standardizes the disclosure requirements for pensions and postretirement benefits and will require changes in disclosures of benefit obligations and fair values of plan assets. Comparative disclosures which include prior period information will be restated to conform with the provision of this statement.

NOTE 4 - RESTRUCTURING AND NON-RECURRING ITEMS
----------------------------------------------

  The Company recorded charges for restructuring in 1996 of $4.9. The restructuring was necessary to reduce production levels, plant overhead expenses, corporate administrative expense and other costs to correspond with current sales volumes and to reorganize the Company's international marketing efforts. The company-wide plan resulted in reductions of approximately 325 salaried and hourly (including bargaining unit) employees during the year. The charges incurred include estimated costs for employee severance and other benefits of $3.2, lease costs of $0.7 and other expenses of $1.0. A majority of the remaining balance is expected to be paid out by the end of 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


     Components of the restructuring provision recorded in 1996 and utilized through December 31, 1997 are as follows:

                                           Severance and
                                            Termination        Lease         Other
                                              Benefits         Costs        Expenses       Total
                                          ----------------  ------------  ------------  ------------

    Original Provision                          $3.2            $0.7          $1.0          $4.9
    Payments in 1996                             1.3             0.1           0.1           1.5
                                                ----            ----          ----          ----
    Balance, December 31, 1996                  $1.9            $0.6          $0.9          $3.4
    Payments in 1997                             1.7             0.1           0.5           2.3
                                                ----            ----          ----          ----
    Balance, December 31, 1997                  $0.2            $0.5          $0.4          $1.1
                                                ====            ====          ====          ====

  The Company and the Sellers resolved questions that had been raised by the Sellers concerning certain product liability related costs that the Company had allocated to the Cap or which were billed to cases for which the Sellers assumed responsibility under the Asset Purchase Agreement. As a result of this agreement, the Company recorded a non-recurring charge of $4.7 in 1996. (See Notes 2 and 15).

NOTE 5 - CONCENTRATIONS OF CREDIT RISK
--------------------------------------

  Concentrations of credit risk with respect to trade accounts receivable are generally diversified, except as noted below, due to the large number of customers comprising the Company's customer base. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt expense for 1997, 1996 and 1995 was $0.4, $1.9 and $3.9, respectively.

  The Company's cash and cash equivalents are invested in high-quality securities placed with institutions with high credit ratings. This investment policy limits the Company's exposure to concentrations of credit risk.

  Sales to the Company's largest customer approximated 20%, 18% and 22% of sales in 1997, 1996 and 1995, respectively.

NOTE 6 - INVENTORIES
--------------------

  At December 31, Inventories consist of the following:

                                                1997            1996
                                                ----            ----

           Raw Materials                        $13.9          $ 16.0
           Semi-Finished Products                20.0            22.9
           Finished Products                     56.1            63.0
                                                -----          ------
           Total                                $90.0          $101.9
                                                =====          ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     At December 31,  Property, Plant and Equipment consist of the following:

                                                      1997             1996
                                                      ----             ----

           Land                                     $  1.5           $  1.5
           Building and Improvements                  23.0             20.5
           Leased Assets                               7.9              7.7
           Machinery and Equipment                    97.4             84.1
           Construction in Progress                    2.9             13.8
                                                    ------           ------
           Subtotal                                  132.7            127.6
           Less: Accumulated Depreciation            (40.7)           (29.2)
                                                    ------           ------
           Total                                    $ 92.0           $ 98.4
                                                    ======           ======

NOTE 8 - INTANGIBLES AND DEBT ISSUANCE COSTS
--------------------------------------------

     At December 31, Intangibles and Debt Issuance Costs consist of the following:

                                                     1997             1996
                                                     ----             ----

           Intangibles                              $ 95.9           $ 95.9
           Debt Issuance Costs                        13.3             12.5
                                                    ------           ------
           Subtotal                                  109.2            108.4
           Less: Accumulated Amortization            (16.1)           (12.0)
                                                    ------           ------
           Total                                    $ 93.1           $ 96.4
                                                    ======           ======

NOTE 9 - OTHER ACCRUED  LIABILITIES
-----------------------------------

     At December 31,  Other Accrued Liabilities consist of the following:

                                                    1997            1996
                                                    -----           -----

           Marketing                                $ 9.5           $ 7.1
           Health Costs                               6.4             4.9
           Restructuring                              1.1             3.4
           Compensation                               4.0             0.5
           Customer Prepayments                        --             0.2
           Other                                      7.5             6.2
                                                    -----           -----
           Total                                    $28.5           $22.3
                                                    =====           =====

NOTE 10 - RETIREE BENEFITS
--------------------------

Pension Plans:
--------------

     The Company sponsors a defined benefit pension plan (the "Plan") which covers substantially all employees hired prior to June 1, 1996. The Plan provides retirement benefits based on years of service and compensation during the last ten years of employment. The Company intends to fund this Plan consistent with the requirements of federal laws and regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)

    Pension cost consists of:

                                       1997          1996         1995
                                       ----          ----         ----

 Service costs                         $ 4.1        $ 4.9        $ 4.3
 Interest costs                          4.3          4.2          4.0
 Return on plan assets                  (7.2)        (1.1)        (8.6)
 Net amortization and deferral           2.0         (5.0)         4.8
                                       -----        -----        -----
 Net pension costs                     $ 3.2        $ 3.0        $ 4.5
                                       =====        =====        =====

    The funded status of the Plan at December 31, was as follows:

                                                      1997       1996
                                                      ----       ----

 Accumulated benefit obligation
 including vested benefits of  $36.9 and
 $28.8, respectively.                              $ 56.1       $ 44.8
                                                   ======       ======

 Projected benefit obligation                        64.1         59.8
 Less: plan assets at fair value                    (63.4)       (56.4)
                                                   ------       ------
 Deficiency of assets over  projected
 benefit    obligations                               0.7          3.4

 Unrecognized prior service cost                      3.6          2.3
 Unrecognized net gain from experience
 differences                                          8.1          3.5
                                                   ------       ------

 Pension liability                                 $ 12.4       $  9.2
                                                   ======       ======
 Actuarial assumptions:
 Discount rate                                        7.3%        7.8%
 Rate of compensation increase                        3.5%        4.0%
 Long-Term rate of return on plan assets              8.5%        8.5%

     Under the Acquisition agreement, DuPont was required to transfer funds to the Plan in an amount equal to the actuarial present value of the projected pension benefit obligation as of December 1, 1993 related to transferred employees. Management estimated the amount of such assets to be transferred to the Plan by DuPont to be $39.8, plus interest of $4.7 at December 31, 1995. The Company and DuPont were unable to agree upon this amount, and the parties initiated the process to arbitrate the matter pursuant to the terms of the Acquisition agreement. On December 20, 1996, the Company and DuPont agreed to a final settlement of $42.6, including interest. The difference between the final settlement and the amount estimated by management is being treated as an adjustment to plan assets resulting from experience different from that assumed, and accordingly will be amortized into income over a five year period in accordance with the Company's policy for recording pension costs.

     In addition to the defined benefit pension plan, the Company also sponsors a qualified defined contribution plan covering substantially all employees. The Company matches 50% of a participant's contributions up to a maximum of 6% of a participant's compensation. All employees hired after May 31, 1996 are also eligible for a discretionary contribution. The Company's contribution to this plan was $1.4 each year in 1997, 1996 and 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


Postretirement Benefit Plan:
---------------------------

     The Company sponsors a postretirement defined benefit plan which provides certain employees hired prior to June 1, 1996, their covered dependents and beneficiaries with retiree health and welfare benefits. Generally, employees who have attained a certain age and who have rendered a minimum required term of service, on or after December 1, 1993 (including service rendered prior to the Acquisition), will be eligible for these benefits. The Company will fund postretirement benefit claims as they are incurred. Postretirement benefits for employees who were eligible to retire under the DuPont postretirement benefit scheme are covered by that scheme.

     In 1995, the Company amended its retiree medical program by changing the cost sharing provisions including the introduction of a cap on the Company's share of Medicare eligible retiree costs. These changes reduced the accumulated postretirement obligation by approximately $5.2.

     Postretirement benefit cost consists of:

                                          1997            1996            1995
                                          ----            ----            ----

Service costs                            $ 0.5           $ 0.9           $ 1.4
Interest costs                             0.6             0.9             1.4
Amortization                              (1.4)           (1.3)           (0.2)
                                         -----           -----           -----
Postretirement (income) expense          $(0.3)          $ 0.5           $ 2.6
                                         =====           =====           =====


     Accumulated postretirement benefit obligation at December 31, consist of:

                                                     1997           1996
                                                    -----          -----

Retirees                                            $ 0.3          $ 0.3
Fully eligible active plan participants               0.4            0.1
Other active plan participants                        6.1            8.2
                                                    -----          -----
Total accumulated postretirement obligation         $ 6.8          $ 8.6
Unrecognized prior service cost                      10.0            8.2
Unrecognized net gain from experienced
differences                                           5.6            5.9
                                                    -----          -----
Accrued postretirement benefit liability            $22.4          $22.7
                                                    =====          =====


     The assumed health care trend rate used in measuring the accumulated postretirement benefit obligation was 8.9% for 1996 and 8.3% for 1997 declining to 5.5% ultimately in 2007. A one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately 3.7% and the postretirement health care cost for the year then ended by approximately 7.2%. The assumed discount rate used to determine the accumulated postretirement benefit obligation was 7.3% and 7.8% at December 31, 1997 and 1996, respectively.

     The Company also provides certain severance benefits. At December 31, 1997 and 1996, the accumulated postemployment benefit obligation and the annual periodic cost of these obligations is not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


NOTE 11 - DEBT
--------------

     Short-Term debt consists of unsecured, fixed interest rate agreements for financing insurance premiums. The interest rate under these agreements was 6.1% at December 31, 1997 and 1996.

     Long-Term Debt at December 31, consist of the following:

                                                  1997            1996
                                                  ----            ----

Credit Agreement:
Term Loans                                      $ 68.2          $ 86.4
Revolving Credit Facility                         19.9            59.0
9.5% Senior Subordinated Notes due 2003           99.6            99.6
Capital Lease Obligations (Note 12)                5.3             5.7
Other                                              2.0             2.4
                                                ------          ------
Subtotal                                        $195.0          $253.1
Less: Current Portion                             21.5            20.9
                                                ------          ------
Total                                           $173.5          $232.2
                                                ======          ======


     The Company has a credit agreement, as amended, with certain lending institutions (the "Credit Agreement") that provides for aggregate borrowings of $280.0, including a term loan facility of $130.0 (the "Term Loan Facility") and a revolving credit facility of $150.0 (the "Revolving Credit Facility"). All borrowings under the Credit Agreement are guaranteed by Holding, and are collateralized by substantially all of the assets of the Company. The Company may borrow up to $150.0 (including certain letters of credit) under the Revolving Credit Facility through 2000, provided that such borrowings are reduced for a period of 30 consecutive days of each 12-month period commencing on December 1 to $60.0 or less. The weighted average interest rate for borrowings under the Term Loan was 8.2% per annum in 1997 and 8.1% per annum in 1996. The weighted average interest rate for borrowings under the Revolving Credit Facilities was 8.4% in 1997 and 1996. The interest rate cap agreements which were required by the Credit Agreement, expired in June, 1996. The Company is not currently a party to any interest rate cap, hedging or other protection arrangements with respect to its variable rate indebtedness. Commitment fees of 1/2 of 1% are payable on the average daily unused portion of the Revolving Credit Facility. At December 31, 1997, the Company had $4.8 in letters of credit and $19.9 of borrowings outstanding with the remaining $125.3 of the Company's Revolving Credit Facility available for borrowing. At December 31, 1996, the Company had $4.8 in letters of credit and $59.0 of borrowings outstanding with the remaining $86.2 of the Company's Revolving Credit Facility available for borrowing. Borrowings under the Revolving Credit Facility are classified as long-term as the Company has the intent and ability, supported by the terms of the Credit Agreement, to maintain amounts outstanding through the year 2000.

     In accordance with the Credit Agreement, the Company has made all scheduled principal payments on the term loans through December 31, 1997. The Credit Agreement requires the Company to make further quarterly principal payments on the term loans thereunder (after pro rata reduction for certain prepayments and subject to further pro rata or other reduction in the future) in an aggregate amount of approximately $18.2 in 1998, $22.7 in 1999 and $27.3 in 2000 with all remaining amounts then outstanding under the Credit Agreement to be repaid on December 31, 2000. The Credit Agreement also requires the Company to make mandatory prepayments on the term loans thereunder annually, in an amount equal to 50% of the Company's Excess Cash Flow (as defined therein) for the preceding fiscal year. Any such prepayment will result in a pro rata reduction in all subsequently scheduled principal payments on such term loans, except that any such payment made within the twelve months prior to the date on which an installment or other payment of principal is scheduled to be paid on the term loans may, at the option of the Company, be applied first

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


to such installment or other payment. The Company has made such a prepayment in the amount of approximately $10.7 in 1995 for the year ended December 31, 1994. The Company did not have Excess Cash Flow for the years ended December 31, 1997, 1996 and 1995 and accordingly no such prepayment is required in 1998, nor was any such prepayment made in 1997 and 1996.

     Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus up to 1.25% per annum, or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus up to 2.50% per annum. Beginning in 1995, upon the Company's delivery to the Credit Agreement's administrative agent of the Company's quarterly financial statements the interest rate on the Company's Credit Agreement borrowings can be reduced by 0.25% to 1.0% per annum from levels in effect at December 31, 1994 if the Company has met certain financial ratios, based on EBITDA and consolidated interest expense, for the four quarters then ended. Once reduced, such interest rate can also be increased up to the original levels if the Company no longer meets the financial ratios making it eligible for interest rate reduction. The interest rate currently applicable to borrowings under the Credit Agreement is the maximum rate provided for thereunder. During 1996, the Company obtained three successive amendments to its Credit Agreement to modify various EBITDA (as defined), interest expense ratio maintenance, EBITDA ratio maintenance and net worth requirements as well as the permissible levels of capital expenditures under the relevant financial covenants as of the end of each fiscal quarter in 1996, as well as in all future periods. The Company sought these modifications in part because of the current earnings impact of decreased ammunition and firearms sales volumes and the additional interest expense resulting from increased working capital borrowings due to changes in customer purchasing patterns, and in part to make longer term adjustments to the covenant requirements. At December 31, 1997, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement.

     Mandatory prepayments of borrowings may also be required under the Credit Agreement upon the occurrence of any of the following: certain changes in control, the sale of a class of equity securities, the issuance or sale of a class of debt securities or redeemable preferred stock, the incurrence of indebtedness not permitted by the Credit Agreement, certain sales of assets other than in the normal course of business and any receipt of certain insurance or litigation proceeds relating to the loss of or damage to any assets in amounts exceeding $5.0.

     The Company's 9.5% Senior Subordinated Notes (the "Notes"), in an aggregate $100.0 principal amount, mature on December 1, 2003. The Notes are redeemable at the option of the Company, in whole or in part, any time on or after December 1, 1998. The redemption price ranges from 104.5% of the principal amount in 1998 to 101.5% in the year 2000. In the event of a change in control, the Notes may be redeemed at the option of the Company for the principal amount plus applicable interest and premium at that date. The Notes, issued by Remington, are subordinate to borrowings under the Credit Agreement and are fully and unconditionally guaranteed on a subordinated basis by Holding. See Note 22 for Holding's Consolidating Condensed Financial Data. The Notes are not collateralized by any of the Company's assets. On June 23, 1997 the Company completed its offer to exchange (the "Exchange Offer") up to $100 million aggregate principal amount of Remington's registered 9.5% Senior Subordinated Notes due 2003, Series B (the "New Notes") for a like principal amount of Remington's issued and outstanding 9.5% Senior Subordinated Notes due 2003, Series A (the "Old Notes"). All of the Old Notes were exchanged for New Notes. The interest rate on the Notes was 10% per annum from April 30, 1994 until June 22, 1997, the day before the date of consummation of the Exchange Offer, and is currently 9.5% per annum. The reduction in interest payments will amount to $0.5 million per year. The original issue discounts on the Notes of $0.6 are being amortized at 9.6% per annum. As of December 31, 1997, the total accumulated amortization was $0.2.

     The Indenture for the Notes and the Credit Agreement contain various restrictions on the Company's ability to incur debt, pay dividends and enter into certain other transactions. In addition, the Credit Agreement contains certain requirements with respect to minimum working capital, net worth and earnings levels, as well as minimum ratios

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


regarding profitability and interest expense. Under the Credit Agreement, dividends by Remington to Holding are not to exceed $1.0 annually unless for certain specific purposes, as defined in the Credit Agreement.

     As of December 31, 1997 and 1996, the Company also had additional letters of credit outstanding of $1.1 and $2.3, respectively.

     The aggregate payments of Long-Term debt outstanding at December 31, 1997, for the next four years are $21.5, $25.0, $48.6, and $0.3, respectively. No payments are due in the fifth year.

NOTE 12 - LEASES
----------------

     Future minimum lease payments under capital leases and operating leases, together with the present value of the net minimum capital lease payments at December 31, 1997, are as follows:


                                                Capital          Operating
                                                 Leases            Leases
                                                --------         ---------
        Minimum Lease Payments for Years
          Ending December 31:
                1998                            $   2.1           $   0.7
                1999                                2.1               0.7
                2000                                1.3               0.6
                2001                                0.3               0.3
                2002                                -                 0.2
                                                -------           -------
              Total minimum lease payments          5.8           $   2.5
                                                                  =======
        Less amount representing interest          (0.5)
                                                -------
        Present value of net minimum lease
          payments                              $   5.3
                                                =======


NOTE 13 - STOCK PURCHASE AND OPTION PLANS
-----------------------------------------

     As of December 31, 1996, the Company had reserved 132,380 shares of the Class A Common Stock, par value $.01 per share, of Holding ("Common Stock") for issuance in accordance with the terms of the Amended and Restated RACI Holding, Inc. Stock Option Plan (the "Option Plan"), the RACI Holding, Inc. Stock Purchase Plan (the "Purchase Plan") and the RACI Holding, Inc. 1994 Directors' Stock Plan (the "1994 Directors' Plan"). On July 22, 1997 the Board of Directors of Holding adopted the RACI Holding, Inc. Director Stock Purchase Plan (the "1997 Directors' Plan") and reserved an additional 12,500 shares of the Class A Common Stock, par value $.01 per share, of Holding for issuance thereunder. As of December 31, 1997, 10,000 shares of Class A Common Stock have been issued under the 1997 Directors' Plan and no shares of Common Stock have been issued under the Option Plan, Purchase Plan or 1994 Directors' Plan. As of December 31, 1997, the Company has 134,880 shares of Class A Common Stock reserved for issuance which remain available for grant under the above mentioned plans.

     The Option Plan provides for the grant of options (the "Options") which are generally exercisable in three equal annual installments, beginning on the second anniversary of the date of grant, subject to the continued employment of any employee optionholder. The vesting of Options may be accelerated upon the occurrence of certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


events specified in the Option Plan, as amended, including a change in control as defined therein. Options not exercised will expire on the tenth anniversary of the date of grant. The following is a summary of stock option activity:


                                                              Number of
                                                             Shares ($100
                                                              Per Share)
                                                            -----------------
Unexercised options outstanding at December 31, 1995            35,905
Forfeited                                                       (5,490)
-----------------------------------------------------------------------------
Unexercised options outstanding at December 31, 1996            30,415
Forfeited                                                         (125)
Granted                                                         12,850
-----------------------------------------------------------------------------
Unexercised options outstanding at December 31, 1997            43,140
Price Range $100  (Weighted-average contractual life of
8.0 years)
-----------------------------------------------------------------------------
Exercisable options -
December 31, 1996                                                    0
                                                                ======
December 31, 1997                                               11,614
                                                                ======
-----------------------------------------------------------------------------


     The Company has adopted the disclosure-only provision of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, since options have been granted at an option exercise price equal to the estimated fair value of the underlying Common Stock, no compensation expense has been recognized with respect to grants of stock options granted to date. Had compensation expense for such option grants been recognized under SFAS No. 123 based on the fair value of such options at the grant dates thereof in 1995 and 1997, the Company's net earnings and earnings per share on a pro forma basis would have been as follows:

                                                  1997        1996       1995
                                                 -----       -----      -----
Net Income / (Loss) - as reported                $ 5.50     $(13.80)    $11.50
                                                 ======     =======     ======
Net Income /  (Loss) - pro forma                 $ 5.40     $(13.90)    $11.40
                                                 ======     =======     ======
Earnings / (Loss) Per Share - as reported        $ 7.33     $(18.40)    $15.33
                                                 ======     =======     ======
Earnings / (Loss) Per Share - pro forma          $ 7.20     $(18.53)    $15.20
                                                 ======     =======     ======
Value of Option Grant Per Share                  $20.97       n/a       $24.68
                                                 ======                 ======

     For purposes of the foregoing the fair value of each option grant is estimated as of the date of grant using a modified-Black Scholes Option Model with the following weighted average assumptions for 1997 and 1995.

                                      1997          1995
                                  ------------  ------------
Risk free interest rate              6.0%          6.4%
Dividend yields                      0.0%          0.0%
Volatility factor                    0.0%          0.0%
Expected option life               4.0 years     4.5 years


NOTE 14 - SHAREHOLDERS' EQUITY
------------------------------

     Holding has authorized 2,500,000 shares of Common Stock, consisting of 1,250,000 shares of Class A Common Stock, par value $.01 per share, and 1,250,000 shares of Class B Common Stock, par value $.01 per share. The Class A Common Stock is voting stock and the Class B Common Stock is non-voting stock. None of the Class B Common Stock has been issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


NOTE 15 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Company has various purchase commitments approximating $3.7 for 1998, $4.0 for 1999, $0.2 for 2000, $0.2 for 2001 and $0.1 for 2002 for services incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market prices. In addition, the Company is required to pay a minimum termination fee of $0.5 should there be a termination prior to the close of one of the agreements.

     Pursuant to the Asset Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products and (2) all product liability cases and claims involving products that had not been discontinued as of the closing of the Acquisition (the "Closing") ("extant products") and relating to occurrences that took place, but were not disclosed to the Company, prior to the Closing. The Company assumed financial responsibility, up to an aggregate amount of $25.0 (the "Cap"), for (1) product liability cases and claims involving extant products and relating to occurrences that took place, and were disclosed to the Company, prior to the Closing, and
(2) any environmental liabilities relating to the ownership or operation of Sporting Goods prior to the Closing. The Sellers retained liability for, and are required to indemnify the Company against, all such disclosed product liability occurrences and such environmental liabilities in excess of the Cap. This indemnification obligation of the Sellers is not subject to any survival period limitation. Pursuant to the Asset Purchase Agreement, the Sellers designated $24.5 of the Cap for assumed product liability costs and the remainder for environmental costs. In December 1996, the Company and the Sellers resolved questions that had been raised by the Sellers concerning certain product liability related costs that the Company had allocated to the Cap or which were billed to cases for which the Sellers assumed responsibility under the Asset Purchase Agreement. As a result of this agreement between the Sellers and the Company, the Company recorded a non-recurring charge of $4.7. This charge in effect increased the product liability portion of the Cap from $24.5 to $28.4. Included within the $4.7 non-recurring charge is $0.8 of certain other product liability related defense costs that the Company agreed to pay. The remaining Cap was exhausted in 1997. Except for certain cases and claims relating to shotguns as described below and for all cases and claims relating to discontinued products, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Closing. Because of the nature of firearm and ammunition products, the Company anticipates that it, as well as other manufacturers of firearm or ammunition products, will continue to be involved in product liability litigation in the future.

     Since December 1, 1993, the Company has maintained insurance coverage for product liability claims subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate for personal injury or property damage relating to occurrences arising after the Closing. The current insurance policy extends through November 30, 2000. Based on actual defense and disposition costs incurred by the Company and Sporting Goods with respect to product liability cases and claims in recent years, management estimates that the Company's liability for product liability cases and claims relating to occurrences during 1997 will be in the range of $3.1 to $7.0, and that the liability for product liability cases and claims relating to occurrences during 1996 and 1995 will be in the range of $4.5 to $9.0 per year. The Company charged $4.3, $5.7 and $6.5 of payments against the accrual for product and environmental liabilities (including pre-Acquisition occurrences which were subject to the Cap) in the years ended December 31, 1997, 1996 and 1995, respectively. Management estimates that the amount of the self insured retention accrued will be paid out over the following three to five years.

     The Company and the Sellers are engaged in the joint defense of certain product liability litigation involving Remington brand firearms and Company ammunition products. As of December 31, 1997 approximately 30 such cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings. All but two of these cases are individual actions alleging personal injury, and many seek punitive as well as compensatory damages. Of these pending individual cases, approximately 3 involve discontinued products and approximately 3 involve undisclosed pre-Closing occurrences. Accordingly, these are cases for which the Sellers retained liability and are required to indemnify the Company for the full amount. In addition, approximately 3 of the pending cases were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


subject to the Cap and are cases for which the Sellers retained liability and are required to indemnify the Company for amounts in excess of the Cap. The remaining approximately 19 of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement. The Company has previously disposed of a number of other cases involving post-Closing occurrences by settlement.

     Two cases, Leonel Garza et al. v. Sporting Goods Properties, Inc., et al. ("Garza") and Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. du Pont de Nemours and Company et al. ("Luna"), which were pending at the time of the Closing, and for which the Company assumed financial responsibility up to the amount of the Cap, were asserted as class actions, one involving shotguns and the other bolt-action rifles. In each case certification was sought of a class of owners of Remington brand firearms, generally claiming economic loss based on alleged product defect, and seeking compensatory, punitive and treble damages, plus other costs.

     On February 6, 1996, the Court in San Antonio, Texas gave final approval to a settlement of the Garza class action relating to Remington brand shotguns, and that decision has become final and non-appealable. The Garza case involved certain Remington brand 12-gauge shotguns, including Model 1100, 11-87 and 870 shotguns, manufactured from 1960 to 1995. Pursuant to the settlement, funds of approximately $19.0 million were distributed to eligible shotgun owners in the second quarter of 1997. The disposition of any unclaimed funds is expected to be decided in 1998. Except for a few class members who have opted out, the settlement resolves all claims that might be brought by owners of the shotguns at issue in connection with the barrel steel formerly used in such firearms, other than claims for personal injury. Publicity regarding the Garza agreement led, and may continue to lead, to some additional claims of personal injury allegedly involving use of the shotguns included in the class action lawsuit. The Company does not believe that the disposition of Garza (including any individual personal injury actions which might be filed as a result of the settlement) is likely to have a material adverse effect upon its financial condition or results of operations.

     The other purported class action, Luna, filed in 1989 against the Sellers in Texas district court in Jim Wells County, and amended in December 1993, and again in July 1996, sought certification of a class consisting of all Texas owners, allegedly 400,000 in number, of Model 700 bolt-action rifles. In June 1996, the district court issued a ruling that certified for class treatment the limited issues of whether the Model 700 fire control system is "defective" and, if so, the "cost of repair." Pursuant to Texas law, the Sellers filed a timely appeal of this ruling to the intermediate level state appellate court, and oral argument was held on June 19, 1997. Remington was not named as a defendant until July 1996, after the class certification was appealed, and was not a party to the appeal. On July 16, 1996, plaintiffs further amended the complaint to include Remington and a hearing in the district court on the class certification motion against Remington took place on June 9, 1997. Holding has not been named as a defendant in this case. On February 11, 1998, the Texas appellate court reversed the trial court's decision certifying the class against the Sellers, on the ground that class treatment was not a superior method for resolving disputes relating to the plaintiffs' alleged losses. One judge dissented from this holding. Although Remington was not a party to the appeal, the appellate court's decision should govern the class action claims against it as well as the claims against the Sellers. Plaintiffs have filed a motion requesting a rehearing. If that request is denied, the plaintiffs have 30 days thereafter to seek review by the Texas Supreme Court. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against all claims for economic loss involving Model 700 rifles shipped up to 42 calendar months after the Closing (prior to the end of May 1997). Claims of economic loss involving Model 700 rifles thereafter would be the Company's responsibility and, to the extent that such claims do not involve personal injury or property damage, they would not be covered by the Company's product liability insurance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


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

     The Company does not expect current environmental regulations to have a material adverse effect on the results of operations and has not been identified by regulatory authorities as a potentially responsible party. However, the Company's liability for future environmental remediation costs is subject to considerable uncertainty due to the complex, ongoing and evolving process of identifying the necessity for, and generating cost estimates for, remedial work. Furthermore, there can be no assurance that environmental regulations will not become more restrictive in the future.

NOTE 16 - INCOME TAXES
----------------------

     The provision (benefit) for income taxes consist of the following components:

                           1997             1996             1995
                         ------           ------           ------

Federal:
  Current                 $(1.2)           $(2.2)           $ 5.7
  Deferred                  4.5             (4.6)             1.1
State:
  Current                  (0.3)               -              1.0
  Deferred                  0.5             (0.2)             0.7
                          -----            -----            -----
                          $ 3.5            $(7.0)           $ 8.5
                          =====            =====            =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                          1997            1996
                                                          -----           -----
Deferred tax assets:
Accrued employee and retiree benefits                   $ 16.6           $14.7
Product, environmental and other liabilities               7.0             8.2
Receivables and inventory                                  2.8             6.0
Tax credits                                                3.3             4.2
Net operating losses                                       6.1             3.3
                                                        ------           -----
                                                          35.8            36.4
                                                        ------           -----
Deferred tax liabilities:
Property, plant and equipment                            (10.6)           (7.1)
Intangibles                                               (2.8)           (1.9)
                                                        ------           -----
                                                         (13.4)           (9.0)
                                                        ------           -----
Net deferred tax assets                                 $ 22.4           $27.4
                                                        ======           =====

     The Company has not established a valuation allowance against the net deferred tax assets as it is more likely than not that the assets will be fully utilized against future taxable income.

     At December 31, 1997 the Company has the following carryforwards for tax purposes:

Net operating loss                              $15.0           Expires 2011
Alternative minimum tax credit                  $ 3.0           No Expiration
Research & development tax credit               $ 0.2           Expires 2011
Research & development tax credit               $ 0.1           Expires 2010

     The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rates:

                                   1997             1996               1995
                                   ----             ----               ----

Federal statutory rate            35.0%             (35.0)%             35.0%
State income taxes, net of
  federal benefits                 2.0               (2.8)               5.4
Nondeductible expenses             6.3                2.8                2.8
Other                             (4.3)               1.3               (0.7)
                                  ----             ------              -----
Effective income tax rate         39.0%             (33.7)%             42.5%
                                  ====             ======              =====

     In 1996, the Company made certain adjustments to the deferred tax balance related to the Acquisition resulting in an increase to goodwill and a reduction in the net deferred tax asset by $1.2.

NOTE 17 - RELATED PARTY TRANSACTIONS
------------------------------------

     The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"), which owns 750,000 shares of the 760,000 shares of Class A Common Stock outstanding, or 98.7%, is a private investment fund managed by Clayton, Dubilier & Rice, Inc. ("CD&R"). CD&R receives an annual fee for management and financial consulting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)



services provided to the Company and reimbursement of related out-of-pocket expenses. Fees and out-of-pocket expenses paid to CD&R were $0.5, $0.4 and $0.4 in 1997, 1996 and 1995, respectively.

NOTE 18 - FINANCIAL INSTRUMENTS
-------------------------------

     The estimated value of the Company's debt at December 31, 1997 was $192.4 compared to a carrying value of $195.0. The estimated value of the Company's debt at December 31, 1996 was $234.5 compared to a carrying value of $253.1.

     Commodity call options, swaps and futures are used to hedge the price risk related to firm commitments and anticipated purchases of lead and copper to be used in the manufacture of the Company's products. Call options give the Company the right to purchase a specified amount of metal at a fixed price on a pre-determined date for an up front fee. Swaps are purchased at a percentage of the face amount and additional payments are then made or received based on the differential between the face amount and the actual price of the metals contracts at the date sold. The future contracts are a commitment to purchase a given amount of metal at an agreed upon price on a future date. The face amount of commodity contracts outstanding at December 31, 1997, 1996 and 1995 was $0.6, $1.3 and $3.4, respectively. At December 31, 1997, 1996 and 1995, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.2, $1.2 and $3.4, respectively. As of December 31, 1997 and 1995, hedging losses related to closed commodity futures contracts of $0.2 and $0.1,
respectively, were included in inventory.   There were no hedging losses
included in inventory at December 31, 1996.

     The Company was not a party to any interest rate cap, hedging or other protection arrangements with respect to its variable rate indebtedness as of December 31, 1997 or 1996. The Company had two interest rate cap agreements that expired in June 1996 which reduced the potential impact of increases in interest rates on approximately 50% of the Company's variable rate term loan debt under the Credit Agreement. The estimated fair value of the caps at December 31, 1995 was approximately $0.1.

NOTE 19 - RESEARCH AND DEVELOPMENT
----------------------------------

     Research and development expenses of $5.3 for 1995 included a $1.0 benefit as the actual relocation-related severance costs resulting from the Company's consolidation of its research and development function were less than estimated in 1994. Excluding this nonrecurring item in 1995, research and development expenditures for the continuing operations of the Company in 1997, 1996 and 1995 amounted to approximately $7.4, $10.2 and $6.3, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)



NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

1997                                                    Quarter
----                             -----------------------------------------------------
                                    First         Second        Third        Fourth        Total
                                 ------------  ------------  ------------  -----------  -----------
Sales                                 $ 88.5        $ 85.9         $125.4        $81.4       $381.2
Gross Profit                            24.5          25.2           36.6         25.0        111.3
Net Income (Loss)                     $ (1.3)       $ (1.0)        $  6.8        $ 1.0       $  5.5
Basic & Diluted Net
Income (Loss)
  Per Share                           $(1.73)       $(1.34)        $ 9.07        $1.33       $ 7.33

1996                                                   Quarter
----                             ---------------------------------------------------
                                    First        Second        Third        Fourth        Total
                                 -----------  ------------  -----------  ------------  ------------

Sales                                  $96.3       $ 80.8        $139.4      $  73.9       $ 390.4
Gross Profit                            31.7         22.1          38.6         16.3         108.7
Net Income (Loss)                      $ 0.6       $ (4.6)       $  3.7      $ (13.5)      $ (13.8)
Basic & Diluted Net
Income (Loss)
  Per Share                            $0.80       $(6.13)       $ 4.93      $(18.00)      $(18.40)

     The Company recorded charges of $1.2, $0.1 and $3.6 for restructuring in the second, third and fourth quarters of 1996, respectively. Additionally, the Company recorded a non-recurring charge of $4.7 in the fourth quarter of 1996 as a result of an agreement reached with the Sellers relating to product liability costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)



NOTE 21 - NET INCOME (LOSS)  PER SHARE DISCLOSURES
--------------------------------------------------

     In 1997, the Company adopted SFAS No. 128 "Earnings per Share." The impact of adopting this statement has no effect on net income (loss) per share for the years ended December 31, 1996 and 1995. The basic and diluted net income (loss) per share was determined as follows:

                                                          1997              1996               1995
                                                         ------            ------             ------
BASIC NET INCOME (LOSS) PER SHARE
   Income (Loss)                                       $    5.5          $  (13.8)          $   11.5
   Income (Loss) available to Common Shareholders      $    5.5          $  (13.8)          $   11.5
   Weighted average Common Shares                       750,438           750,000            750,000
        BASIC NET INCOME (LOSS) PER SHARE              $   7.33          $ (18.40)          $  15.33

DILUTED NET INCOME (LOSS) PER SHARE
   Income (Loss)                                       $    5.5          $  (13.8)          $   11.5
   Income (Loss) available to Common Shareholders      $    5.5          $  (13.8)          $   11.5
   Weighted average Common Shares                       750,438           750,000            750,000
   Effect of outstanding options                              -                 -                  -
   Weighted average Common Shares plus assumed
   conversions                                          750,438           750,000            750,000
        DILUTED NET INCOME (LOSS) PER SHARE            $   7.33          $ (18.40)          $  15.33

        OPTIONS OUTSTANDING AT DECEMBER 31,              43,140            30,415             35,905

     As indicated in the above table, there were common stock options outstanding in 1997, 1996 and 1995. However, the common stock options were not included in the computation of diluted earnings per share because the options' exercise price of $100 was equal to the market price of the common shares for each of the time periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


NOTE 22 -  FINANCIAL POSITION AND RESULTS OF OPERATIONS OF HOLDING AND REMINGTON
--------------------------------------------------------------------------------

     The following consolidating condensed financial data provides information regarding the financial position and results of operations of Holding and its wholly owned subsidiary, Remington including Remington's wholly owned subsidiary Remington International, Ltd. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company's public securities, Remington's 9.5% Senior Subordinated Notes due 2003. Further, the Notes are fully and unconditionally guaranteed by Holding.

                      RACI HOLDING, INC. AND SUBSIDIARIES
                    CONSOLIDATING CONDENSED BALANCE SHEETS
                              December  31, 1997
                             (Dollars in Millions)

                                                                                          RACI
                                                                                         HOLDING,
                                                                                        INC. AND
                                         HOLDING       REMINGTON      ELIMINATIONS     SUBSIDIARIES
                                         -------       ---------      ------------     ------------
ASSETS
------
Current Assets                            $   -         $185.1           $   -            $185.1
Receivable from Remington                   1.0              -             1.0                 -
Noncurrent Assets                          85.3          195.6            85.3             195.6
                                          -----         ------           -----            ------
        Total Assets                      $86.3         $380.7           $86.3            $380.7
                                          =====         ======           =====            ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities                       $   -         $ 76.9           $   -            $ 76.9
Payable to RACI Holding, Inc.                 -            1.0             1.0                 -
Noncurrent Liabilities                        -          217.5               -             217.5
Shareholders' Equity                       86.3           85.3            85.3              86.3
                                          -----         ------           -----            ------
       Total Liabilities and
           Shareholders' Equity           $86.3         $380.7           $86.3            $380.7
                                          =====         ======           =====            ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per share data)


                                      RACI HOLDING, INC. AND SUBSIDIARIES
                                    CONSOLIDATING CONDENSED BALANCE SHEETS
                                               December 31, 1996
                                             (Dollars in Millions)

                                                                                          RACI
                                                                                         HOLDING,
                                                                                        INC. AND
                                         HOLDING       REMINGTON      ELIMINATIONS     SUBSIDIARIES
                                         -------       ---------      ------------     ------------
ASSETS
------
Current Assets                            $   -         $220.6          $    -            $220.6
Noncurrent Assets                          79.8          214.4            79.8             214.4
                                          -----         ------           -----            ------
        Total Assets                      $79.8         $435.0          $ 79.8            $435.0
                                          =====         ======           =====            ======

LIABILITIES AND
SHAREHOLDERS' EQUITY
--------------------
Current Liabilities                       $   -         $ 84.5           $   -            $ 84.5
Noncurrent Liabilities                        -          270.7               -             270.7
Shareholders' Equity                       79.8           79.8            79.8              79.8
                                          -----         ------           -----            ------
       Total Liabilities and
           Shareholders' Equity           $79.8         $435.0           $79.8            $435.0
                                          =====         ======           =====            ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except share and per shate data)




                     RACI  HOLDING, INC. AND SUBSIDIARIES
               CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in Millions)
                                                                         RACI
                                                                        HOLDING,
                                                                       INC. AND
                                 HOLDING   REMINGTON   ELIMINATIONS   STATEMENTS
                                 -------   ---------   ------------   ----------
        Year Ended
     December 31, 1997
     -----------------
Sales                            $   -      $  381.2     $    -        $  381.2
Gross Profit                         -         111.3          -            32.6
Equity in Income of Subsidiary      5.5           -          5.5             -
Net Income                       $  5.5     $    5.5     $   5.5       $    5.5

        Year Ended
     December 31, 1996
     ------------------
Sales                            $   -      $  390.4     $    -        $  390.4
Gross Profit                         -         108.7          -           108.7
Equity in Loss of Subsidiary      (13.8)          -        (13.8)            -
Net (Loss)                       $(13.8)    $  (13.8)    $ (13.8)      $  (13.8)

        Year Ended
     December 31, 1995
     -----------------
Sales                            $   -      $  427.0     $    -        $  427.0
Gross Profit                         -         134.3          -           134.3
Equity in Income of Subsidiary     11.5           -         11.5             -
Net Income                       $ 11.5     $   11.5     $  11.5       $   11.5

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REMINGTON AND HOLDING

     The names, ages and positions of the directors and executive officers of Remington as of March 17, 1998 are set forth below. Each of the directors of Remington is also a director of Holding. Messrs. Hendrix, Millner and Little serve as executive officers in the same capacities with Holding as they do with Remington, and Mr. Grecco serves as Corporate Secretary and Vice President of Holding. All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

Name                                Age  Position
----                                ---  ------------------------------------------------------------------------------------------
Leon J. Hendrix, Jr.     (a)(b)(c)   56  Director, Chairman and Chief Executive Officer
Hubbard C. Howe          (a)         69  Director
Stephen D. Bechtel       (a)(b)      72  Director
Bobby R. Brown           (a)(b)(c)   65  Director
Richard C. Dresdale      (c)(d)      41  Director
Richard A. Gilleland     (b)(c)(d)   53  Director
Richard E. Heckert       (b)(d)      74  Director
B. Charles Ames                      72  Director
Joseph L. Rice, III      (a)         66  Director
H. Norman Schwarzkopf    (b)         63  Director
Thomas L. Millner        (a)(b)      44  Director, President and Chief Operating Officer
James B. Ackley                      58  Vice President - Research and Development
Ronald H. Bristol, II                35  Vice President, General Manager - Firearms
Paul L. Cahan                        56  Vice President, General Manager - Ammunition
Robert L. Euritt                     63  Vice President - Human Resources & Customer Service
Samuel G. Grecco                     44  Vice President - Business Development and Corporate Secretary
Mark A. Little                       50  Vice President, Chief  Financial Officer and Controller
E. Sam Rensi                         50  Vice President - Manufacturing
Arthur W. Wheaton                    56  Vice President, General Manager - Worldwide Sales

       (a) Member, Executive Committee
       (b) Member, Public Policy Committee
       (c) Member, Audit Committee
       (d) Member, Compensation Committee

       Each officer of the Company is elected by the Board of Directors to hold office until the next succeeding annual meeting of the Board of Directors.

       None of the Company's officers has any family relationship with any director or other officer. "Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

     The business experience during the past five years of each of the directors and executive officers listed above is as follows:

     Leon J. (Bill) Hendrix, Jr. has been a director of Remington and Holding
     --------------------------
since September 1994, and became Chairman and Chief Executive Officer in December 1997. Mr. Hendrix joined CD&R in November 1993 as a principal and is a general partner of Clayton & Dubilier Associates IV Limited Partnership ("Associates IV"), the general partner of C&D Fund IV. Mr. Hendrix was Chief Operating Officer and Executive Vice President from prior to 1993 to October 1993 of Reliance Electric Company, a manufacturing company. Mr. Hendrix currently serves as a director of Keithley Instruments, NACCO Industries, Inc. and Cambrex Corp. He is also a director of WESCO Distribution, Inc. and its parent CDW Holding Corporation, a corporation in which C&D Fund IV has an investment, and of Riverwood International Corporation, and its parents RIC Holding, Inc. and Riverwood Holding, Inc., a corporation in which an investment partnership managed by CD&R has an investment.

     Hubbard C. Howe has been a director of Remington and Holding since October
     ---------------
1993, and was Chairman and Chief Executive Officer of Remington and Holding from the Closing until December 1997. Mr. Howe served as Vice Chairman from February 1994 to November 1997, and as Chairman from prior to 1993 to February 1994, of Nu-kote International, Inc., a printing supplies manufacturer, and its parent, Nu-kote Holding, Inc., a corporation in which an investment partnership managed by CD&R previously had an investment. Mr. Howe has served as Chairman and as a director since prior to 1993 of A.P.S., Inc., a distributor of automotive replacement parts, and its parent, APS Holding Corporation in which an investment partnership managed by CD&R has an investment. From March 1997 until January 1998, Mr. Howe served as the interim Chief Executive Officer of APS Holding Corporation and A.P.S., Inc. Mr. Howe is a director of Riverwood International Corporation, and its parents RIC Holding, Inc. and Riverwood Holding, Inc., a corporation in which an investment partnership managed by CD&R has an investment. Mr. Howe is a principal of CD&R and a general partner of Associates IV.

     Stephen D. Bechtel, Jr. has been a director of Remington and Holding since
     ----------------------
March 1994. Since prior to 1993 Mr. Bechtel has been Chairman Emeritus of Bechtel Corp. and of Bechtel Group, Inc., both of which are engineering and construction companies. Mr. Bechtel had been Chairman of Fremont Investors, Inc. (previously named Fremont Group, Inc.), a management investment company and Sequoia Ventures, Inc., an investment company from prior to 1993 until May 1995. Mr. Bechtel has been Chairman Emeritus of Fremont Investors, Inc. and Sequoia Ventures, Inc. since June 1995, and Chairman Emeritus of Fremont Group, L.L.C. since April 1996.

     Bobby R. Brown has been a director of Remington and Holding since December
     --------------
1993, having previously served as President of the Company from prior to 1993 until the Closing. From prior to 1993 to January 1995, Mr. Brown was President, and from prior to 1993 to January 1996 was Chairman and Chief Executive Officer of CONSOL, Inc. and CONSOL Energy, Inc., the parents of Consolidation Coal Company, a coal mining company. Mr. Brown is currently the Chairman of CONSOL, Inc. and its parent CONSOL Energy, Inc. From prior to 1993 to April 1993, Mr. Brown was Vice President of CONOCO, Inc., an oil and natural gas company. Mr. Brown is also a director of PNC Bank, N.A.

     Richard C. Dresdale has been a director of Remington and Holding since
     -------------------
October 1993, and served as Vice President of Remington and Holding from October 1993 to December 1993. He has been Managing Director of Fenway Partners, Inc., a private investment firm, since March 1994. He was a professional employee of CD&R from prior to 1993 until March 1994. He was also a limited partner of Associates IV until March 1994. From prior to 1993 until September 1997, Mr. Dresdale was a director of Nu-kote International, Inc. and its parent Nu-kote Holding, Inc. Mr. Dresdale is also a director of Aurora Foods, Inc. and Van de Kamps, Inc., both of which are companies in the food processing business.

     Richard A. Gilleland has been a director of Remington and Holding since
     --------------------
March 1994. Mr. Gilleland is now Chairman, Chief Executive Officer and President of Physicians Resource Group, Inc., which provides management services to physicians and clinics. He was President and Chief Executive Officer of AMSCO International, Inc., a manufacturer of medical products, from July 1995 to July 1996 and Chairman, President and Chief Executive Officer of Kendall International, Inc., a manufacturer of hospital supplies, from prior to 1993 to July 1995. Mr. Gilleland currently serves as a director of DePuy Orthopedics and Tyco International, Ltd. Mr. Gilleland provides advisory and consulting services to CD&R relating to investments and investment opportunities in healthcare-related industries.

     Richard E. Heckert has been a director of Remington and Holding since March
     ------------------
1994. Mr. Heckert served as a director of DuPont from prior to 1993 to April 1994 and a director of The Seagram Company, Ltd. from prior to 1993 to April 1995. From prior to 1993 to May 1995, he served on the International Committee of L'Air Liquide. Mr. Heckert served as a member of the International Advisory Council of the Broken Hill Proprietary Company (BHP) from prior to 1993 to October 1994, and was a director of Marsh & McLennan Companies Inc., from prior to 1993 until 1996.

     B. Charles Ames was elected to the Boards of Directors of Remington and
     ---------------
Holding in December 1997. Mr. Ames is a professional employee, and since prior to 1993 has been a principal, of CD&R and a general partner of Associates IV. Mr. Ames is also a director and Chairman of the Board of Riverwood International Corporation, and its parents RIC Holding, Inc. and Riverwood Holding, Inc., a corporation in which an investment partnership managed by CD&R has an investment. Mr. Ames is also Chairman and a director of WESCO Distribution, Inc. and its parent CDW Holding Corporation, a corporation in which C&D Fund IV has an investment, and of Lexmark International, Inc., a manufacturer of laser printers, ink jet printers and related supplies, and its parent, Lexmark International Group, Inc., a corporation in which C&D Fund IV has an investment. Mr. Ames serves on the Boards of Directors of The Progressive Corporation and the M.A. Hanna Company.

     Joseph L. Rice, III has been a director of Remington and Holding since
     -------------------
November 1993, and served as President of Remington and Holding from October 1993 until the Closing. Mr. Rice is Chairman and Chief Executive Officer of CD&R, which he joined in 1978, and a general partner of Associates IV. Mr. Rice is also a director of Uniroyal Holding, Inc., a corporation in which an investment partnership managed by CD&R has an investment.

     H. Norman Schwarzkopf has been a director of Remington and Holding since
     ---------------------
September 1995. General Schwarzkopf retired in August 1991 following a long and distinguished career in the U.S. Army. He currently serves as a director of Borg-Warner Security Corporation, Kuhlman Corporation and USA Network, Inc. and is a member of the University of Richmond Board of Trustees.

     Thomas L. Millner became President and Chief Operating Officer of Remington
     -----------------
in May 1994. Mr. Millner has been a director of Remington and Holding since June 1994. From prior to 1993 to May 1994, Mr. Millner served as President and Chief Executive Officer of The Pilliod Cabinet Company, a furniture manufacturer. Prior to January 31, 1994, an investment partnership managed by CD&R had an investment in Pilliod Holding Company, the parent of The Pilliod Cabinet Company. Mr. Millner currently serves on the board of directors of Stanley Furniture Co., Inc., The Atlanta Belting Co., and Old London Foods, Inc.

     James B. Ackley joined Remington in March 1996 as Vice President-Research
     ---------------
and Development. From prior to 1993 until joining the Company, Mr. Ackley was the Chief Executive Officer for the Joint Service Small Arms Program and Executive Program Manager with the U.S. Defense Department.

     Ronald H. Bristol, II joined Remington in June 1995 as Vice President -
     ---------------------
Operations, and in December 1997 became Vice President, General Manager - Firearms. From prior to 1993 to June 1995, Mr. Bristol was a Manager with Arthur Andersen & Co.

     Paul L. Cahan joined Remington in March 1995 as the Vice President -
     -------------
Ammunition and in December 1997 became Vice President, General Manager - Ammunition. From prior to 1993 until joining the Company, Mr. Cahan was director of Steel Tooling Operations with Kennametal, Inc., a leading manufacturer of tooling and supplies for the metalworking and mining industries.

     Robert L. Euritt joined Remington in September 1994 as Vice President -
     ----------------
Human Resources and in December 1997 became Vice President - Human Resources and Customer Service. From February 1993 to August 1994, Mr. Euritt was Senior Vice President - Human Resources for Goody Products, a haircare products company.

     Samuel G. Grecco became Vice President-Business Development and Planning in
     ----------------
September 1996 and became Vice President - Business Development and Corporate Secretary in December 1996. From prior to 1993 until the Closing, Mr. Grecco served as Controller of the Company. From December 1993 until June 1996 he was Vice President, Controller and Treasurer of the Company. From June 1996 until September 1996 he was Vice President and Controller of the Company.

     Mark A. Little joined Remington in July 1996 as Director of Planning and
     --------------
Business Development. In September 1996, he became Vice President, Controller and in June 1997, he became Vice President, Chief Financial Officer and Controller. From prior to 1993 until joining Remington, Mr. Little held the position of Executive Vice President of Finance, Chief Financial Officer of The Pilliod Cabinet Company, now named Pilliod Furniture, Inc.

     E. Sam Rensi became Vice President - Manufacturing in December 1997.  From
     ------------
December 1996 to December 1997 he was Vice President - Firearms, International and Research and Development. From March 1994 to December 1996 he was Vice
President - Firearms.   Mr. Rensi held the position of Plant Manager - Firearms
from the Closing until March 1994. Mr. Rensi held the position of Operations Superintendent - Ilion at the Company's Ilion plant from prior to 1993 until the Closing.

     Arthur W. Wheaton became Vice President - Sales and Marketing in December
     -----------------
1996 and in December 1997, he became Vice President, General Manager - Worldwide Sales. From March 1995 until December 1996 he was Vice President - Corporate Marketing. From March 1994 until March 1995 he was Vice President. From prior to 1993 to March 1994, Mr. Wheaton held the position of Director - Marketing and Sales. Mr. Wheaton is Chairman of the Board of Directors of the Sporting Arms and Ammunition Manufacturer's Institute, and serves on the Board of Directors of the National Shooting Sports Foundation, the Wildlife Management Institute and Congressional Sportsman Foundation.

ITEM 11.    EXECUTIVE COMPENSATION

     Members of the Board of Directors of Remington and Holding who are not employees of the Company or CD&R (each, an "Eligible Director") will receive a per meeting fee of $1,000 for each Remington board and committee meeting attended and an annual retainer of $20,000. An additional per meeting fee of $1,000 is paid to the chairman of each committee. Members of the Board of Directors of Holding will not receive any additional compensation for their services in such capacity. All directors will be reimbursed for reasonable travel and lodging expenses incurred to attend meetings. Each Eligible Director was also eligible to participate in the RACI Holding, Inc. 1994 Directors' Stock Plan (the "Directors' Plan") under which a director could forego part or all of the annual retainer and meeting fee payable to him for calendar years 1995-1997 in exchange for shares of the Holding's Class A Common Stock ("Common Stock"). The number of shares payable is determined by dividing (i) the amount of cash retainer fees foregone with respect to services provided during a calendar year by (ii) the greater of (x) the fair market value of a share of Common Stock as of the last day of such calendar year and (y) $100. As of the date of this Report, no Common Stock has been issued under this Plan, although it is expected that shares of Common Stock will be issued in the near future. Effective July 1, 1997 under the RACI Holding, Inc. Director Stock Purchase Plan (the "1997 Directors' Plan"), the Company offered each Eligible Director the opportunity to purchase up to 2,500 shares of Common Stock at a purchase price per share of $100. The 1997 Directors' Plan extends until July 1, 2002. As of the date of this Report, 10,000 shares of Common Stock have been issued under the 1997 Directors' Plan.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table summarizes the compensation paid by Remington to each person who served as its Chief Executive Officer during 1997 and to each of the Company's four other most highly compensated executive officers (the "Named Executive Officers") during or with respect to the 1996 and 1997 fiscal years for services in all capacities rendered to the Company for such fiscal years.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                     1996 & 1997 ANNUAL COMPENSATION ($)
                                                        -------------------------------------------------------------
                                                        SALARY                           OTHER ANNUAL
NAME AND PRINCIPAL POSITION                              YEAR     SALARY      BONUS      COMPENSATION     ALL OTHER
------------------------------------------------------  ------  ----------  ----------  ---------------  ------------
Leon J. Hendrix, Jr...................................    1996       --         --                --          --
Chairman and Chief Executive Officer (1)                  1997       --         --                --          --
Hubbard C. Howe.......................................    1996       --         --                --          --
Chairman and Chief Executive Officer (1)                  1997       --         --                --          --

Thomas L. Millner.....................................    1996  337,512     270,000               --         8,651(2)
   President and Chief Operating Officer                  1997  350,016     437,500               --         8,951(2)
Robert L. Euritt......................................    1996  150,000      80,000(3)        39,328(4)      1,125(5)
   Vice President-Human Resources & Customer Service      1997  152,500     165,000           36,818(4)      4,575(5)
Mark A. Little........................................    1996   68,750(6)       --               --         1,925(7)
   Vice President-Chief  Financial Officer &              1997  152,500     165,000               --         6,176(2)
    Controller
Ronald H. Bristol, II.................................    1996  133,333      50,000           17,993(8)      2,125(5)
   Vice President, General Manager-Firearms               1997  145,000     162,525               --         4,350(5)


(1) Mr. Hendrix and Mr. Howe are both principals of CD&R and received no compensation directly from Remington for their services as Chairman and Chief Executive Officer. Mr. Howe served in this capacity until December 1997 when Mr. Hendrix assumed the position. Remington pays CD&R an annual fee (amounting to $400,000 in 1997 and $400,000 in 1996) for management consulting services (see "Certain Relationships and Related

     Transactions" below) which include Mr. Howe's and Mr. Hendrix's services as Chairman and Chief Executive Officer.

(2) Amount reflects premiums paid by the Company for a Life Insurance Policy and Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plan.

(3) Amount reflects incentive bonus paid in connection with such named Executive Officer's relocation to the Company's North Carolina headquarters.

(4) Amount reflects reimbursements for temporary living expenses incurred by the Named Executive Officer.

(5) Reflects Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plan.

(6)  The Named Executive Officer was employed for a partial year.

(7) Amount reflects premiums paid by the Company for a Disability Insurance Policy on behalf of the Named Executive Officer.

(8) Amount reflects reimbursements for moving expenses incurred by the Named Executive Officer in connection with the Named Executive Officer's relocation to the North Carolina headquarters.

                                                     Option Grants in Last Fiscal Year
                                                     ---------------------------------
                                                                                                     Potential Realized Value/
                                                                                                     Assumed Annual Rates of
                            Number of        Percentage of                                           Stock Price Appreciation
                            Securities       Total Options                                              for Option Term (2)
                            Underlying         Granted to           Exercise                        ---------------------------
                             Options           Employees             Price        Expiration            5%              10%
Name                       Granted (1)       in Fiscal 1997          ($/SH)          Date            ($162.89)       ($259.37)
----------------------     -----------       --------------         --------      ----------        -----------     -----------

Leon J. Hendrix, Jr.            -                  -                   -              -                  -              -
Hubbard C. Howe                 -                  -                   -              -                  -              -
Thomas L. Millner               -                  -                   -              -                  -              -
Robert L. Euritt               500                6%                  100         11/04/07           $31,445         $79,685
Mark A. Little               1,000               13%                  100         09/22/07            62,890         159,370
Ronald H. Bristol, II        1,000               13%                  100         09/22/07            62,890         159,370
Ronald H. Bristol, II          500                6%                  100         11/04/07            31,445          79,685

(1) Subject to the Named Executive Officer's continued employment, the options become exercisable in three equal installments on each of the second, third and fourth anniversaries of the date of grant, subject to acceleration under certain circumstances.

(2) The potential realizable value of each grant of employee stock options, assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option term at the rates of 5% and 10%, are shown above. Hypothetical future values, based on the difference between the option price at date of grant and the stock prices shown in parentheses, indicate what gain would be realized if such options were exercised immediately prior to their expiration date. The actual future gains, if any, of the stock options will depend upon the future appreciation in the market price of the Common Stock. There is no assurance that the assumed future values reflected in this Table will actually be attained. Use of this model should not be viewed in any way as a forecast of the future performance of Holding's stock, which will be determined by future events and unknown factors.

                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                ----------------------------------------------
                       YEAR AND FY-END OPTION/SAR VALUES
                       ---------------------------------

                                                                   Number of Securities
                                                                  Underlying Unexercised       Value of Unexercised
                                                                     Options/SARs at           In-the-Money Option
                          Shares Acquired                               FY-End (#)                at FY-End ($)
Name                      on Exercise (#)   Value Realized ($)  Exercisable/Unexercisable   Exercisable/Unexercisable
------------------------  ----------------  ------------------  --------------------------  --------------------------
Leon J. Hendrix, Jr.....         --                 --                      --                          --
Hubbard C. Howe.........         --                 --                      --                          --
Thomas L. Millner.......         --                 --               2,500 / 7,500                      --
Robert L. Euritt........         --                 --                 613 / 2,340                      --
Mark A. Little..........         --                 --                   0 / 1,000                      --
Ronald H. Bristol, II...         --                 --                 375 / 2,625                      --


PENSION AND RETIREMENT PLAN

     The Remington Arms Company, Inc. Pension and Retirement Plan was established effective December 1, 1993 to provide retirement income and survivor benefits to Remington's employees and their beneficiaries through a tax qualified program.

     Retirement benefits under the Pension and Retirement Plan are generally based on an employee's years of benefit service and highest final average compensation. Generally, an employee's benefit service under the Pension and Retirement Plan includes all of his service with Remington and his service, if any, with DuPont prior to the Closing. DuPont service is not recognized for benefit accrual or early retirement eligibility, however, in the case of eligible employees who elected to retire from DuPont and commence receiving retirement income from the DuPont retirement plan in connection with the Acquisition. Retirement benefits are generally paid in annuity form, for life, commencing at the employee's 65th birthday, although longer service employees may elect to commence receiving retirement income at an earlier age.



    Salary and           Estimated Annual Retirement Benefits Based on Service of
  50% of Incentive  ------------------------------------------------------------------
   Compensation     15 Years    20 Years       25 Years       30 Years      35 Years
------------------  --------    --------       --------       --------      --------

      100,000         18,000      24,000         30,474        37,656        44,886
      125,000         22,551      30,936         39,741        48,780        57,861
      150,000         28,056      38,286         49,116        60,030        70,986
      200,000         37,776      51,786         66,174        80,856        95,586
      250,000         43,426      59,609         76,170        93,025       109,928

     The above table illustrates the annual amounts payable under the Pension and Retirement Plan in the form of a straight life annuity to employees retiring at age 65 in 1997. Compensation recognized under the Pension and Retirement Plan generally includes an employee's average compensation for the three consecutive year period in the employee's final ten years of service for which such compensation was the highest. Compensation for this purpose includes overtime, shift differentials and 50% of any incentive compensation award. Compensation does not include awards and payments under any other special compensation plans, payments for severance, relocation or other special payments or pay in excess of legally restricted amounts ($235,840 for plan years beginning before 1994 and $150,000 (as adjusted pursuant to legal regulation) for plan years beginning after 1993). The above benefits are based on the greater of three formulas, one of which is offset by Social Security Benefits.

     The years of benefit service and average monthly pay (expressed as an annual amount), recognized as of December 31, 1997, under the Pension and Retirement Plan for each eligible Named Executive Officer are as follows:


---------------------  ----------------------       Average Pay
                                                      Prior to              Average Pay             Average Pay
        Name              Years of Service           1994 Plan               1994-1996                  1997
---------------------  ----------------------  ----------------------  ----------------------  ----------------------
Thomas L. Millner                         3.6                $236,000              $  150,000                $160,000
Robert L. Euritt                          3.3                $156,000              $  150,000                $152,500
Mark A. Little                            1.5                $      0              $  135,000                $152,500
Ronald H. Bristol, II                     2.5                $      0              $  129,167                $145,000

     Neither Mr. Howe nor Mr. Hendrix is a participant in the Pension and Retirement Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors of the Company established a Compensation Committee to review all compensation arrangements for executive officers of the Company. The individuals serving on the Compensation Committee during 1997 were Richard
A. Gilleland, Chairman, Richard C. Dresdale and Richard E. Heckert. Prior to joining the Compensation Committee, Mr. Dresdale served as Vice President of Remington and Holding from October 1993 to December 1993. Prior to joining the Compensation Committee, Mr. Heckert served as Chairman of the Board and Chief Executive Officer of DuPont from May 1986 to April 1989, and also served as a director of DuPont from April 1989 to April 1994.

ITEM 12.    OWNERSHIP OF CAPITAL STOCK

     Holding owns all of the outstanding common stock (par value $.01 per share) of Remington. Each share of common stock is entitled to one vote. The following table sets forth the beneficial ownership, as of March 17, 1998, of Common Stock by each director of Holding, by all directors and executive officers of Holding as a group, by each Named Executive Officer, and by each person who owns beneficially more than five percent of the outstanding shares of Common Stock:

                                                                               NUMBER             PERCENT
NAME OF BENEFICIAL OWNER                                                      OF SHARES         OF CLASS (1)
-----------------------                                                       ---------         -----------
The Clayton & Dubilier Private Equity Fund IV Limited Partnership (2)         750,000                  98.7
B. Charles Ames (3)(4)                                                        750,000                  98.7
William A. Barbe (3)(4)                                                       750,000                  98.7
Donald J. Gogel (3)(4)                                                        750,000                  98.7
Leon J. Hendrix, Jr. (3)(4)                                                   750,000                  98.7
Hubbard C. Howe (3)(4)                                                        750,000                  98.7
Joseph L. Rice, III (3)(4)                                                    750,000                  98.7
Stephen D. Bechtel                                                              2,500                   *
Bobby R. Brown                                                                  2,500                   *
Richard C. Dresdale (5)                                                            --                   --
Richard A. Gilleland                                                            2,500                   *
Richard E. Heckert                                                              2,500                   *
H. Norman Schwarzkopf                                                              --                   --
Thomas L. Millner (6)                                                           2,500                   *
Robert L. Euritt (6)                                                              613                   *
Mark A. Little                                                                     --                   --
Ronald H. Bristol, II (6)                                                         375                   *
Executive officers and directors as a group(1)(4)(7) (8)                      766,670                 100.0

--------------------
*Less than 1%
(1) Does not give effect to any exercise of options for 31,526 shares of Common Stock that have been granted but have not yet vested under the Amended and Restated RACI Holding, Inc. Stock Option Plan, options for 39,240 shares that may be granted in the future under such plan or 50,000 shares of Common Stock that may be sold to eligible employees pursuant to the RACI Holding, Inc. Stock Purchase Plan.

(2) The business address for The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV") is 270 Greenwich Avenue, Greenwich, Connecticut 05830.

(3) The business address for such persons is c/o Clayton, Dubilier & Rice, Inc., 375 Park Avenue, 18th Floor, New York, New York 10152.

(4) Messrs. Ames, Barbe, Gogel, Hendrix, Howe, and Rice may be deemed to share beneficial ownership of the shares owned of record by C&D Fund IV by virtue of their status as general partners of Associates IV, the general partner of C&D Fund IV, but each expressly disclaims such beneficial ownership of the shares owned by C&D Fund IV. Messrs. Ames, Barbe, Gogel, Hendrix, Howe and Rice share investment and voting power with respect to securities owned by C&D Fund IV.

(5) Mr. Dresdale has withdrawn as a limited partner of Associates IV but retains an economic interest in the shares of Common Stock owned of record by C&D Fund IV by virtue of his status as a withdrawn limited partner. Mr. Dresdale disclaims any beneficial ownership of such shares. Mr. Dresdale has no investment or voting power with respect to the shares of Common Stock owned by C&D Fund IV.

(6)  Represents shares that may be acquired upon exercise of options.

(7)  C&D Fund IV owns 750,000 of the shares of Common Stock included herein.

(8) Includes 6,670 vested options for shares of Common Stock owned by executive officers as a group.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CD&R AND C&D FUND IV

     C&D Fund IV, which currently is Holding's largest stockholder, is a private investment fund managed by CD&R. Amounts contributed to C&D Fund IV by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged buy-out transactions and in the equity of corporations where the infusion of capital coupled with the provision of managerial assistance by CD&R can be expected to generate returns on investments comparable to returns historically achieved in leveraged buy-out transactions. The general partner of C&D Fund IV is Associates IV. Leon J. Hendrix, Jr., a principal of CD&R and a general partner of Associates IV, is a director and currently serves as Chairman and Chief Executive Officer of Remington and Holding. Joseph L. Rice, III, Hubbard C. Howe and B. Charles Ames are principals of CD&R, general partners of Associates IV, and directors of Remington and Holding. Donald J. Gogel and Joseph L. Rice, III are the sole stockholders of CD&R. Richard A. Gilleland provides advisory and consulting services to CD&R relating to investments and investment opportunities in healthcare-related industries and is a director of Remington and Holding.

     CD&R receives an annual fee for management and financial consulting services provided to the Company and reimbursement of out-of-pocket expenses, pursuant to a consulting agreement among Holding, the Company and CD&R. Such services include helping the Company to establish effective banking, legal and other business relationships, and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. In addition, CD&R has agreed to furnish the services of Mr. Hendrix to serve as Chairman and Chief Executive Officer of the Company and Holding as a part of the services provided pursuant to that consulting agreement. Mr. Hendrix's compensation from CD&R is established without regard to the extent of particular services provided by Mr. Hendrix to the Company. The number of CD&R employees, and the amount of time spent by them, working with a particular portfolio varies from time to time with the scope and type of services provided. The consulting fees paid to CD&R were $400,000 for each of 1995, 1996 and 1997. The consulting fees to be paid to CD&R may not exceed $500,000 per year under the terms of the Credit Agreement and the Indenture unless certain requirements are met. Such consulting fees will be reviewed on an annual basis and will be calculated with reference to the size and complexity of the Company's business, the type and magnitude of the advisory and management consulting services being provided, the fees being paid to CD&R by other companies for which it provides such services and the fees charged by other managers with comparable organizations for similar services provided to companies in which investment funds managed by such managers have invested.

     The Company paid fees to the law firm of Debevoise & Plimpton during 1997 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton, is married to Joseph L. Rice, III, a director of the Company and a general partner of Associates IV.

     CD&R, C&D Fund IV, Holding and the Company have entered into an indemnification agreement, pursuant to which Holding and the Company have agreed to indemnify CD&R, C&D Fund IV, Associates IV and their respective directors, officers, partners, employees, agents and controlling persons against certain liabilities arising under the federal securities laws, other laws regulating the business of the Company and certain other claims and liabilities.

     As noted under "Ownership of Capital Stock," C&D Fund IV currently owns 98.7% of the outstanding Common Stock. C&D Fund IV and Holding have entered into a registration rights agreement that, among other things, provides C&D Fund IV and will provide certain other Holding equity holders with certain registration rights with respect to their Common Stock.

STOCK OPTION AND PURCHASE PLANS

     As of December 31, 1996, the Company had reserved 132,380 shares of the Class A Common Stock, par value $.01 per share, of Holding ("Common Stock") for issuance in accordance with the terms of the RACI Holding, Inc. Stock Option Plan (the "Option Plan"), the RACI Holding, Inc. Stock Purchase Plan ( the "Purchase Plan") and the RACI Holding, Inc. 1994 Directors' Stock Plan (the "1994 Directors' Plan"). On July 22, 1997 the Board of Directors of RACI Holding adopted the RACI Holding, Inc. Director Stock Purchase Plan (the "1997 Directors' Plan) which reserved an additional 12,500 shares of the Class A Common Stock, par value $.01 per share, of Holding for issuance in accordance with the terms of the 1997 Directors' Plan. To date 10,000 shares of Common Stock have been issued under the 1997 Directors' Plan and no shares of Common Stock have been issued under the Option Plan, Purchase Plan or 1994 Directors' Plan although it is expected that shares of Common Stock will be issued under the 1994 Directors' Plan in the near future. As of December 31, 1997, the Company had reserved 134,880 shares of Common Stock for issuance under the above mentioned plans.

     At December 31, 1997 options to purchase 43,140 shares of Common Stock were outstanding, at a per share exercise price of $100, of which 11,614 options were exercisable.

                                    PART IV




ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a) LIST OF EXHIBITS.


EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------

2.1 --Asset Purchase Agreement, dated as of November 24, 1993, among Remington Arms Company, Inc., formerly named RACI Acquisition Corporation ("Remington"), E.I. du Pont de Nemours and Company ("DuPont") and Sporting Goods Products, Inc., formerly named Remington Arms Company, Inc. ("Sporting Goods"); previously filed as Exhibit 2.1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

2.2 --Understanding and Agreement Regarding Product Liability Litigation, dated as of June 1, 1996 between DuPont and Remington; previously filed as Exhibit 2.2 to Amendment No. 2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997, and herein incorporated by reference.

2.3 --Non-Competition Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington; previously filed as Exhibit 2.3 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

2.4 --Product Liability Services and Defense Coordination Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington; previously filed as Exhibit
                      2.4 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

2.5 --Environmental Liability Services Agreement, dated as of December 1, 1993, between DuPont and Remington; previously filed as Exhibit 2.5 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

3.1                   --Certificate of Incorporation of RACI Holding, Inc.
                      ("Holding"), dated October 21, 1993, as amended on June 21, 1995; previously filed as Exhibit 3.1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

3.2                   --By-Laws of Holding, as amended and restated on December
                      16, 1997.

4.1                   --Specimen of Holding Class A Common Stock Certificate.

4.2                   --Specimen of Holding Class B Common Stock Certificate.

4.3 --Indenture, dated as of November 30, 1993 (the "Indenture"), among Remington, First Trust National Association, as Trustee, and Holding, as Guarantor, with respect to Remington's 9 1/2% Senior Subordinated Notes due 2003 (the "Notes"); previously filed as Exhibit 4.1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
4.4 --Purchase Agreement, dated November 19, 1993, among Remington, Holding, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), and CS First Boston Corporation ("First Boston" and, together with Merrill Lynch, the "Initial Purchaser"); previously filed as Exhibit 4.2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.5 --Registration Rights Agreement, dated as of November 30, 1993, among Remington, Holding and the Initial Purchasers; previously filed as Exhibit 4.3 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.6 --Credit Agreement, dated as of November 30, 1993, among Remington, the lenders named therein, The Chase Manhattan Bank, N.A., Chemical Bank ("Chemical"), and Union Bank of Switzerland, as co-agents, and Chemical, as administrative agent (the "Administrative Agent"); previously filed as
                      Exhibit 4.4 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.7 --First Amendment, dated as of September 29, 1995, to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.5 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.8 --Second Amendment, dated as of March 29, 1996, to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.6 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.9 --Third Amendment, dated as of June 28, 1996, to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.7 Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

4.10 --Fourth Amendment, dated as of December 30, 1996 to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.8 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

4.11 --Borrower Stock Pledge Agreement, dated as of November 30, 1993, between Remington and the Administrative Agent; previously filed as Exhibit 4.7 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.12 --Borrower Stock Pledge Agreement, dated as of March 30, 1996, between Remington and the Administrative Agent; previously filed as Exhibit 4.10 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

4.13 --Borrower Security Agreement, dated as of November 30, 1993, between Remington and the Administrative Agent; previously filed as Exhibit 4.8 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.14 --Borrower Patent and Trademark Security Agreement, dated as of November 30, 1993,

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------

                      between Remington and the Administrative Agent; previously filed as Exhibit 4.9 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.15 --Holding Stock Pledge Agreement, dated as of November 30, 1993, between Holding and the Administrative Agent; previously filed as Exhibit 4.10 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.16 --Holding Guarantee, dated as of November 30, 1993, by Holding to the Administrative Agent; previously filed as
                      Exhibit 4.11 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.17 --Sublease, dated as of March 1, 1987, between S&K Industries, Inc., as lessor, and Remington as assignee of DuPont, as lessee (agreement to furnish such sublease to the Securities and Exchange Commission upon its request).

10.1                  --Filed as Exhibit 2.1.

10.2                  --Filed as Exhibit 2.2.

10.3                  --Filed as Exhibit 2.3.

10.4                  --Filed as Exhibit 2.4.

10.5                  --Filed as Exhibit 2.5.

10.6                  --Filed as Exhibit 4.4.

10.7                  --Filed as Exhibit 4.5.

10.8                  --Filed as Exhibit 4.6.

10.9                  --Filed as Exhibit 4.7.

10.10                 --Filed as Exhibit 4.8.

10.11                 --Filed as Exhibit 4.9.

10.12                 --Filed as Exhibit 4.10.

10.13                 --Filed as Exhibit 4.11.

10.14                 --Filed as Exhibit 4.12.

10.15                 --Filed as Exhibit 4.13.

10.16                 --Filed as Exhibit 4.14.

10.17                 --Filed as Exhibit 4.15.

10.18                 --Filed as Exhibit 4.16.

10.19 --Registration and Participation Agreement, dated as of November 30, 1993, between Holding and The Clayton & Dubilier Private Equity Fund IV Limited Partnership (the "C&D Fund"); previously filed as Exhibit 10.14 to Registration Statement No. 333-

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------

                      4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.20 --Stock Subscription Agreement, dated as of November 30, 1993, between Holding and the C&D Fund; previously filed as Exhibit 10.15 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.21 --Indemnification Agreement, dated as of November 30, 1993, among Remington, Holding, Clayton, Dubilier & Rice, Inc. and the C&D Fund; previously filed as Exhibit 10.16 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.22 --RACI Holding, Inc. 1994 Directors' Stock Plan, adopted on June 2, 1994; previously filed as Exhibit 10.18 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.23 --RACI Holding, Inc. Stock Purchase Plan, adopted on June 2, 1994; previously filed as Exhibit 10.19 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.24 --Amended and Restated RACI Holding, Inc. Stock Option Plan, adopted as of July 17, 1995; previously filed as
                      Exhibit 10.20 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.25 --Amendment No. 1, effective as of July 22, 1996, to the Amended and Restated RACI Holding, Inc. Stock Option Plan referred to as Exhibit 10.26 above; previously filed as
                      Exhibit 10.25 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

10.26 --Form of Management Stock Option Agreement; previously filed as Exhibit 10.21 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.27 --RACI Holding, Inc. Director Stock Purchase Plan, adopted on July 22, 1997; previously filed as Exhibit 10.1 by the Company in its Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.

10.28                 --Form of Director Stock Subscription Agreement;
                      previously filed as Exhibit 10.2 by the Company in its Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.

10.29 --RACI Holding, Inc. Director Stock Option Plan, adopted on July 22, 1996; previously filed as Exhibit 10.27 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

10.30 --Consulting Agreement, dated as of December 1, 1993, among Holding, Remington and Clayton, Dubilier & Rice, Inc.; previously filed as Exhibit 10.28 to Amendment No. 2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997, and herein incorporated by reference.

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------


10.31 --Loan-Out Agreement, dated as of December 1, 1993, among Holding, Remington and Clayton, Dubilier & Rice, Inc.; previously filed as Exhibit 10.29 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997, and herein incorporated by reference.

10.32 --Loan-Out Agreement, dated as of December 16, 1997 among Holding, Remington and Clayton, Dubilier & Rice, Inc.

12.1                  --Computation of Ratio of Earnings to Fixed Charges.

21.1                  --List of Subsidiaries.

23.1 --Consent of Coopers & Lybrand L.L.P. as Independent Auditors of the Registrant.

27                    --Financial Data Schedule.

99                    --Reconciliation of Income (Loss) from Operations to
                      EBITDA.




(b) REPORTS ON FORM 8-K.

       During the quarter ended December 31, 1997, the Company filed no reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 1998.

                                RACI HOLDING, INC.

                                By:  /s/ Leon J. Hendrix, Jr.
                                   -----------------------------------
                                         Leon J. Hendrix, Jr.
                                  Chairman, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.


          /s/ Leon J. Hendrix, Jr.                      Chairman, Chief Executive Officer and Director
--------------------------------------------
              Leon J. Hendrix, Jr.                      (Principal Executive Officer)

           /s/ Thomas L. Millner                        Director, President and Chief Operating Officer
--------------------------------------------
               Thomas L. Millner

          /s/  Mark A. Little                           Vice President, Chief Financial Officer and Controller
--------------------------------------------
               Mark A. Little                           (Principal Financial and Accounting Officer)

        /s/ B. Charles Ames                             Director
--------------------------------------------
            B. Charles Ames

        /s/ Stephen D. Bechtel, Jr.                     Director
--------------------------------------------
            Stephen D. Bechtel, Jr.

        /s/ Bobby R. Brown                              Director
--------------------------------------------
            Bobby R. Brown

        /s/ Richard C. Dresdale                         Director
--------------------------------------------
            Richard C. Dresdale

        /s/ Richard A. Gilleland                        Director
--------------------------------------------
             Richard A. Gilleland

        /s/ Richard E. Heckert                          Director
--------------------------------------------
            Richard E. Heckert

        /s/ Hubbard C. Howe                             Director
--------------------------------------------
            Hubbard C. Howe

        /s/ Joseph L. Rice, III                         Director
--------------------------------------------
            Joseph L. Rice, III

        /s/ H. Norman Schwarzkopf                       Director
--------------------------------------------
            H. Norman Schwarzkopf

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to security holders.

                                 EXHIBIT INDEX
                                 -------------
               Form 10-K for Fiscal Year Ended December 31, 1997
               -------------------------------------------------

EXHIBIT NO.                             DESCRIPTION
----------                              -----------

2.1 --Asset Purchase Agreement, dated as of November 24, 1993, among Remington Arms Company, Inc., formerly named RACI Acquisition Corporation ("Remington"), E.I. du Pont de Nemours and Company ("DuPont") and Sporting Goods Products, Inc., formerly named Remington Arms Company, Inc. ("Sporting Goods"); previously filed as Exhibit 2.1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

2.2 --Understanding and Agreement Regarding Product Liability Litigation, dated as of June 1, 1996 between DuPont and Remington; previously filed as Exhibit 2.2 to Amendment No. 2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997, and herein incorporated by reference.

2.3 --Non-Competition Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington; previously filed as Exhibit 2.3 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

2.4 --Product Liability Services and Defense Coordination Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington; previously filed as Exhibit
                       2.4 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

2.5 --Environmental Liability Services Agreement, dated as of December 1, 1993, between DuPont and Remington; previously filed as Exhibit 2.5 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

3.1                    --Certificate of Incorporation of RACI Holding, Inc.
                       ("Holding"), dated October 21, 1993, as amended on June 21, 1995; previously filed as Exhibit 3.1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

3.2                    --By-Laws of Holding, as amended and restated on December
                       16, 1997.

4.1                    --Specimen of Holding Class A Common Stock Certificate.

4.2                    --Specimen of Holding Class B Common Stock Certificate.

4.3 --Indenture, dated as of November 30, 1993 (the "Indenture"), among Remington, First Trust National Association, as Trustee, and Holding, as Guarantor, with respect to Remington's 9 1/2% Senior Subordinated Notes due 2003 (the "Notes"); previously filed as Exhibit 4.1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------


4.4 --Purchase Agreement, dated November 19, 1993, among Remington, Holding, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), and CS First Boston Corporation ("First Boston" and, together with Merrill Lynch, the "Initial Purchaser"); previously filed as Exhibit 4.2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.5 --Registration Rights Agreement, dated as of November 30, 1993, among Remington, Holding and the Initial Purchasers; previously filed as Exhibit 4.3 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.6 --Credit Agreement, dated as of November 30, 1993, among Remington, the lenders named therein, The Chase Manhattan Bank, N.A., Chemical Bank ("Chemical"), and Union Bank of Switzerland, as co-agents, and Chemical, as administrative agent (the "Administrative Agent"); previously filed as Exhibit 4.4 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.7 --First Amendment, dated as of September 29, 1995, to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.5 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.8 --Second Amendment, dated as of March 29, 1996, to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.6 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.9 --Third Amendment, dated as of June 28, 1996, to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.7 Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

4.10 --Fourth Amendment, dated as of December 30, 1996 to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.8 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

4.11 --Borrower Stock Pledge Agreement, dated as of November 30, 1993, between Remington and the Administrative Agent; previously filed as Exhibit 4.7 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.12 --Borrower Stock Pledge Agreement, dated as of March 30, 1996, between Remington and the Administrative Agent; previously filed as Exhibit 4.10 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

4.13 --Borrower Security Agreement, dated as of November 30, 1993, between Remington and the Administrative Agent; previously filed as Exhibit 4.8 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------

4.14 --Borrower Patent and Trademark Security Agreement, dated as of November 30, 1993, between Remington and the Administrative Agent; previously filed as Exhibit 4.9 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.15 --Holding Stock Pledge Agreement, dated as of November 30, 1993, between Holding and the Administrative Agent; previously filed as Exhibit 4.10 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.16 --Holding Guarantee, dated as of November 30, 1993, by Holding to the Administrative Agent; previously filed as
                       Exhibit 4.11 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.17 --Sublease, dated as of March 1, 1987, between S&K Industries, Inc., as lessor, and Remington as assignee of DuPont, as lessee (agreement to furnish such sublease to the Securities and Exchange Commission upon its request).

10.1                   --Filed as Exhibit 2.1.

10.2                   --Filed as Exhibit 2.2.

10.3                   --Filed as Exhibit 2.3.

10.4                   --Filed as Exhibit 2.4.

10.5                   --Filed as Exhibit 2.5.

10.6                   --Filed as Exhibit 4.4.

10.7                   --Filed as Exhibit 4.5.

10.8                   --Filed as Exhibit 4.6.

10.9                   --Filed as Exhibit 4.7.

10.10                  --Filed as Exhibit 4.8.

10.11                  --Filed as Exhibit 4.9.

10.12                  --Filed as Exhibit 4.10.

10.13                  --Filed as Exhibit 4.11.

10.14                  --Filed as Exhibit 4.12.

10.15                  --Filed as Exhibit 4.13.

10.16                  --Filed as Exhibit 4.14.

10.17                  --Filed as Exhibit 4.15.

10.18                  --Filed as Exhibit 4.16.

10.19 --Registration and Participation Agreement, dated as of November 30, 1993, between Holding and The Clayton & Dubilier Private Equity Fund IV Limited Partnership (the

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------

                       "C&D Fund"); previously filed as Exhibit 10.14 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.20 --Stock Subscription Agreement, dated as of November 30, 1993, between Holding and the C&D Fund; previously filed as Exhibit 10.15 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.21 --Indemnification Agreement, dated as of November 30, 1993, among Remington, Holding, Clayton, Dubilier & Rice, Inc. and the C&D Fund; previously filed as Exhibit 10.16 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.22 --RACI Holding, Inc. 1994 Directors' Stock Plan, adopted on June 2, 1994; previously filed as Exhibit 10.18 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.23
                       --RACI Holding, Inc. Stock Purchase Plan, adopted on June 2, 1994; previously filed as Exhibit 10.19 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.24 --Amended and Restated RACI Holding, Inc. Stock Option Plan, adopted as of July 17, 1995; previously filed as
                       Exhibit 10.20 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.25 --Amendment No. 1, effective as of July 22, 1996, to the Amended and Restated RACI Holding, Inc. Stock Option Plan referred to as Exhibit 10.26 above; previously filed as
                       Exhibit 10.25 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

10.26 --Form of Management Stock Option Agreement; previously filed as Exhibit 10.21 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.27 --RACI Holding, Inc. Director Stock Purchase Plan, adopted on July 22, 1997; previously filed as Exhibit
                       10.1 by the Company in its Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.

10.28                  --Form of Director Stock Subscription Agreement;
                       previously filed as Exhibit 10.2 by the Company in its Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.

10.29 --RACI Holding, Inc. Director Stock Option Plan, adopted on July 22, 1996; previously filed as Exhibit 10.27 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

10.30 --Consulting Agreement, dated as of December 1, 1993, among Holding, Remington

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------

                       and Clayton, Dubilier & Rice, Inc.; previously filed as
                       Exhibit 10.28 to Amendment No. 2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997, and herein incorporated by reference.

10.31 --Loan-Out Agreement, dated as of December 1, 1993, among Holding, Remington and Clayton, Dubilier & Rice, Inc.; previously filed as Exhibit 10.29 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997, and herein incorporated by reference.

10.32 --Loan-Out Agreement, dated as of December 16, 1997 among Holding, Remington and Clayton, Dubilier & Rice, Inc.

12.1                   --Computation of Ratio of Earnings to Fixed Charges.

21.1                   --List of Subsidiaries.

23.1 --Consent of Coopers & Lybrand L.L.P. as Independent Auditors of the Registrant.

27                     --Financial Data Schedule.

99                     --Reconciliation of Income (Loss) from Operations to
                       EBITDA.