Form 10-Q
period 1998-03-31
RACI HOLDING INC
filed 1998-06-15
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   ----------

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 (336) 548-8700
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]          No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock, par value $.01 per share, outstanding at May 7, 1998
                                 760,000 shares

   Class B Common Stock, par value $.01 per share, outstanding at May 7, 1998
                                    0 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       RACI HOLDING, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)

                                                                MARCH 31,     December 31,
                                                                  1998            1997
                                                               ---------       ---------
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                      $     1.0       $     0.6
Accounts Receivable Trade - net                                    111.5            56.3
Inventories                                                         94.2            90.0
Supplies                                                            12.3            12.7
Prepaid Expenses and Other Current Assets                            9.5             9.3
Deferred Income Taxes                                               16.2            16.2
                                                               ---------       ---------
  Total Current Assets                                             244.7           185.1

Property, Plant and Equipment - net                                 89.3            92.0
Intangibles and Debt Issuance Costs - net                           92.0            93.1
Deferred Income Taxes                                                6.2             6.2
Other Noncurrent Assets                                              3.7             4.3
                                                               ---------       ---------
  TOTAL ASSETS                                                 $   435.9       $   380.7
                                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable                                               $    27.1       $    22.7
Short-Term Debt                                                      0.7             1.0
Current Portion of Long-Term Debt                                   21.2            21.5
Product and Environmental Liabilities                                3.2             3.2
Income Taxes                                                         2.4          --
Other Accrued Liabilities                                           28.9            28.5
                                                               ---------       ---------
  Total Current Liabilities                                         83.5            76.9

Long-Term Debt                                                     217.7           173.5
Retiree Benefits                                                    35.5            34.8
Product and Environmental Liabilities                                9.2             9.2
                                                               ---------       ---------
  Total Liabilities                                                345.9           294.4
                                                               ---------       ---------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 760,000 issued and outstanding                     --              --
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                        --              --
Paid in Capital                                                     76.0            76.0
Retained Earnings                                                   14.0            10.3
                                                               ---------       ---------
     Total Shareholders' Equity                                     90.0            86.3
                                                               ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $   435.9       $   380.7
                                                               =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)

                                                         QUARTER ENDED MARCH 31,
                                                      ----------------------------
                                                         1998              1997
                                                      ----------        ----------
                                                              (UNAUDITED)

Sales  (1)                                            $     89.0        $     88.5

Cost of Goods Sold                                          60.3              64.0
                                                      ----------        ----------

   Gross Profit                                             28.7              24.5

Selling, General and Administrative
  Expenses                                                  15.4              17.3

Research & Development Expense                               1.9               2.1

Other Expense, net                                           0.5               0.8

Restructuring and Nonrecurring Items                        (0.4)           --
                                                      ----------        ----------

   Operating Profit                                         11.3               4.3

Interest Expense                                             5.1               6.1
                                                      ----------        ----------

   Profit (Loss) before Income Taxes                         6.2              (1.8)

Provision (Benefit) for Income Taxes                         2.5              (0.5)
                                                      ----------        ----------

   Net Income (Loss)                                  $      3.7        $     (1.3)
                                                      ==========        ==========

Per Share Data:

     Basic Net Income (Loss) Per Share                $     4.87       $     (1.73)
                                                      ==========        ==========
     Diluted Net Income (Loss) Per Share              $     4.87       $     (1.73)
                                                      ==========        ==========

Weighted average common stock outstanding and
     assumed conversions (000s)                              760               750
                                                      ==========        ==========


(1) Sales are presented net of Federal Excise Taxes of $6.8 and $6.5 for the three months ended March 31, 1998 and 1997, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in Millions)



                                                                    YEAR-TO-DATE MARCH 31,
                                                                   ------------------------
                                                                     1998             1997
                                                                   -------          -------
                                                                          (UNAUDITED)
OPERATING ACTIVITIES:

          Net Cash Used in Operating Activities                   $   (42.5)       $   (41.4)

INVESTING ACTIVITIES:

           Capital Expenditures                                        (0.7)            (1.2)
                                                                  ---------        ---------

          Net Cash Used in Investing Activities                        (0.7)            (1.2)


FINANCING ACTIVITIES:

           Net Borrowings under Revolving Credit Facility              49.3             42.3
           Principal Payments on Long-Term Debt                        (5.4)            (5.3)
           Principal Payments on Short-Term Debt                       (0.3)            (0.3)
           Debt Issuance Costs                                       --                 (0.3)
                                                                  ---------        ---------

          Net Cash Provided by Financing Activities                    43.6             36.4
                                                                  ---------        ---------
Increase (Decrease) in Cash and Cash Equivalents                        0.4             (6.2)
Cash and Cash Equivalents at Beginning of Period                        0.6              9.6
                                                                  ---------        ---------
Cash and Cash Equivalents at End of Period                        $     1.0        $     3.4
                                                                  =========        =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (UNAUDITED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


NOTE 1 - BASIS OF PRESENTATION

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

         The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

         Pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), on December 1, 1993, the Company acquired certain assets and assumed certain liabilities (the "Acquisition") of the Sporting Goods Business (the "Business") formerly operated by E.I. du Pont de Nemours and Company ("DuPont") and one of DuPont's subsidiaries (together with DuPont, the "Sellers").

         These financial statements should be read in conjunction with the audited consolidated financial statements of RACI Holding, Inc. and Subsidiaries as of and for the year ended December 31, 1997.

         Certain reclassifications were made to the prior period's financial information to conform to the current presentation format.


NOTE 2 - INVENTORIES

         Inventories consisted of the following at:

                                              March 31,     December 31,
                                                1998            1997
                                              -------         -------
                                            (Unaudited)
         Raw Materials                       $    12.9       $    13.9
         Semi-Finished Products                   19.9            20.0
         Finished Product                         61.4            56.1
                                             ---------       ---------
              Total                          $    94.2       $    90.0
                                             =========       =========

NOTE 3 - LONG-TERM DEBT

         Long-term debt consisted of the following at:

                                                         March 31,      December 31,
                                                            1998            1997
                                                         ---------       ---------
                                                        (Unaudited)
         Credit Agreement:
              Term Loans                                 $    63.6       $    68.2
              Revolving Credit Facility                       69.2            19.9
         9.5% Senior Subordinated Notes due 2003              99.6            99.6
         Capital Lease Obligations                             4.8             5.3
         Other                                                 1.7             2.0
                                                         ---------       ---------
                   Subtotal                              $   238.9       $   195.0
         Less: Current Portion                                21.2            21.5
                                                         ---------       ---------
                   Total                                 $   217.7       $   173.5
                                                         =========       =========


NOTE 4 - RESTRUCTURING

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

         Components of the restructuring provision recorded in 1996 and utilized through March 31, 1998 are as follows:

                                  Severance and
                                   Termination      Lease        Other
                                     Benefits       Costs       Expenses      Total
                                     --------       -----       --------      -----
         Original Provision           $  3.2       $  0.7       $  1.0       $  4.9
         Payments in 1996                1.3          0.1          0.1          1.5
                                      ------       ------       ------       ------
         Balance, December 31, 1996   $  1.9       $  0.6       $  0.9       $  3.4
         Payments in 1997                1.7          0.1          0.5          2.3
                                      ------       ------       ------       ------
         Balance, December 31, 1997   $  0.2       $  0.5       $  0.4       $  1.1
         Reserve Adjustment in 1998      0.1        --             0.3          0.4
                                      ------       ------       ------       ------
         Balance, March 31, 1998      $  0.1       $  0.5       $  0.1       $  0.7
                                      ======       ======       ======       ======

         The reserve balance at March 31, 1998 is included in other accrued liabilities in the accompanying balance sheet. In the first quarter of 1998, the Company adjusted the reserve by $0.4 to reflect changes between the amount originally estimated and the actual amount incurred.


NOTE 5 - FINANCIAL POSITION AND RESULTS OF OPERATIONS OF HOLDING AND REMINGTON

         The following consolidating condensed financial data provides information regarding the financial position and results of operations of Holding and its wholly owned subsidiary, Remington, including Remington's wholly owned subsidiary Remington International, Ltd. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company's public securities, Remington's 9.5% Senior Subordinated Notes (the "Notes") due 2003. Further, the Notes are fully and unconditionally guaranteed by Holding.


                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                                 March 31, 1998


                                                                                         RACI
                                                                                        Holding,
                                                                                        Inc. and
                                           Holding     Remington      Eliminations    Subsidiaries
                                           -------     ---------      ------------    ------------
ASSETS
Current Assets                               $--           $  244.7       $--           $  244.7
Receivable from Remington                        1.0         --               1.0         --
Noncurrent Assets                               89.0          191.2          89.0          191.2
                                             -------       --------       -------       --------
     Total Assets                            $  90.0       $  435.9       $  90.0       $  435.9
                                             =======       ========       =======       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities                          $--           $   83.5       $--           $   83.5
Payable to RACI Holding, Inc.                 --                1.0           1.0         --
Noncurrent Liabilities                        --              262.4        --              262.4
Shareholders' Equity                            90.0           89.0          89.0           90.0
                                             -------       --------       -------       --------
     Total Liabilities and
          Shareholders' Equity               $  90.0       $  435.9       $  90.0       $  435.9
                                             =======       ========       =======       ========



                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                                December 31, 1997

                                                                                  RACI
                                                                                 Holding,
                                                                                 Inc. and
                                       Holding      Remington    Eliminations  Subsidiaries
                                       -------      ---------    ------------  ------------
ASSETS
Current Assets                         $--           $  185.1       $--           $  185.1
Receivable from Remington                  1.0         --               1.0         --
Noncurrent Assets                         85.3          195.6          85.3          195.6
                                       -------       --------       -------       --------
     Total Assets                      $  86.3       $  380.7       $  86.3       $  380.7
                                       =======       ========       =======       ========


LIABILITIES AND
SHAREHOLDERS' EQUITY
Current Liabilities                    $--           $   76.9       $--           $   76.9
Payable to RACI Holding, Inc.           --                1.0           1.0         --
Noncurrent Liabilities                  --              217.5        --              217.5
Shareholders' Equity                      86.3           85.3          85.3           86.3
                                       -------       --------       -------       --------
     Total Liabilities and
          Shareholders' Equity         $  86.3       $  380.7       $  86.3       $  380.7
                                       =======       ========       =======       ========

                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                                                                                     RACI
                                                                                    Holding,
                                                                                    Inc. and
                                        Holding      Remington    Eliminations    Subsidiaries
                                        -------      ---------    ------------    ------------
QUARTER ENDED
MARCH 31, 1998
Sales                                    $--           $  89.0        $--           $  89.0
Gross Profit                              --              28.7         --              28.7
Equity in Earnings of Subsidiary            3.7         --               3.7         --
Net Income                               $  3.7        $   3.7        $  3.7        $   3.7

QUARTER ENDED
MARCH 31, 997
Sales                                    $--           $  88.5        $--           $  88.5
Gross Profit                              --              24.5         --              24.5
Equity in Loss of Subsidiary               (1.3)        --              (1.3)        --
Net Loss                                 $ (1.3)         $(1.3)       $ (1.3)       $  (1.3)



NOTE 6 - COMMITMENTS AND CONTINGENCIES

         The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations, and other matters arising in the normal course of business. Under the Asset Purchase Agreement, the Company assumed financial responsibility for certain product liability claims involving pre-Acquisition occurrences and certain pre-Acquisition environmental liabilities up to a maximum aggregate amount (the "Cap"), the product liability portion of which was increased pursuant to an agreement between the Company and the Sellers in December 1996. The increased Cap was exhausted in 1997. Except for certain cases and claims relating to shotguns as described below and for all cases and claims relating to discontinued products, the Company generally bears financial responsibility for all cases and claims relating to occurrences after the closing of the Acquisition. Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to the amount of the Cap, with the Sellers retaining liability in excess of the Cap and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the closing of the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. While it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the closing of the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related costs) that the outcome of all product liability cases and claims involving post-Acquisition occurrences, which have arisen prior to March 31, 1998, individually or in the aggregate, will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

NOTE 7 - RECENT ACCOUNTING DEVELOPMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for periods beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. This statement does not require application to interim financial statements in the initial year. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.

         SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," will be adopted by the Company for the year ended December 31, 1998. This statement standardizes the disclosure requirements for pensions and postretirement benefits and will require changes in disclosures of benefit obligations and fair values of plan assets. Comparative disclosures, which include prior period information, will be restated to conform to the provisions of this statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of RACI Holding, Inc. ("Holding") and its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiary, Remington International, Ltd. (together with Remington and Holding, the "Company"), and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1997, on file with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the year ended December 31, 1998, in part due to the seasonality of the Company's business.

BUSINESS TRENDS AND INITIATIVES

          The Company believes that during 1996 and 1997 several of its key customers instituted tighter inventory control practices to reduce inventory that resulted in a modest softness in the demand for the Company's products during those years. Although tighter inventory control practices have caused, and may continue to cause, the Company to experience increased liquidity and working capital requirements to meet customers' shorter lead time order requirements, management believes that demand is stabilizing as customers' inventories reach their targeted levels.

         In light of market constraints on sales growth opportunities and the Company's increased liquidity and working capital needs, the Company continues to focus on increasing profitability by increasing brand name awareness, introducing new products and containing costs. The Company continues to review all aspects of the Company's operations with a view towards managing costs in response to competitive pressures.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

         Sales. Sales for the first quarter of 1998 were $89.0 million, an increase of $0.5 million, or 0.6%, from 1997 first quarter sales of $88.5 million.

         Firearms sales increased $2.1 million, or 4.6%, to $47.9 million for the first quarter of 1998 from $45.8 million in the first quarter of 1997. The Company believes the increase in the quarter was primarily the result of successful product introductions, such as the Model 870(TM) 3 1/2" Express(R) Super Magnum(TM) shotgun, higher pricing and, to a lesser extent, improved product mix primarily due to higher sales of centerfire rifles.

         Ammunition sales for the first quarter of 1998 were $28.2 million, a decrease of $1.0 million, or 3.4% lower than 1997 sales of $29.2 million. The decrease in ammunition sales in the quarter was primarily due to lower sales volumes.

         Sales of fishing products decreased from the three months ended March 31, 1997, primarily due to lower sales volumes. Sales of accessory products increased in comparison to the comparable period of the prior year primarily due to higher gun safe sales.

         Cost of Goods Sold. Cost of goods sold for the first quarter of 1998 was $60.3 million, a decrease of $3.7 million, or 5.8%, versus $64.0 million for the first quarter of 1997. This decrease resulted from lower raw material costs, mainly lead and brass, in ammunition in the first quarter of 1998, coupled with

$1.2 million of nonrecurring expenses incurred in the first quarter of 1997 primarily related to the start-up of the Mayfield plant. Cost of goods sold as a percentage of sales decreased to 67.8% during the first quarter of 1998, from 72.3% during the first quarter of 1997, due to higher pricing and lower raw material cost.

         Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense, restructuring and nonrecurring items and other income and expense. Operating expenses for the first quarter of 1998 were $17.4 million, a decrease of $2.8 million, or 13.9%, from $20.2 million for the first quarter of 1997.

         Selling, general and administrative expenses for the first quarter of 1998 were $15.4 million, a decrease of $1.9 million, or 11.0%, from $17.3 million for the first quarter of 1997. The decrease was primarily attributable to lower distribution expense and lower bad debt expense. The Company also realized approximately $0.2 million of cost savings in the first quarter of 1998 compared to 1997 as a result of eliminating outsourced computer operations.

         Research and development expenses were $1.9 million for the first quarter of 1998, a decrease of $0.2 million, or 9.5%, from $2.1 million in the first quarter of 1997. The decrease in research and development expenses for the quarterly period was primarily a result of a more focused approach toward spending on research and development activities.

         Restructuring and nonrecurring items include a first quarter 1998 restructuring reserve adjustment of $0.4 to reflect actual versus expected expenses.

         Interest Expense. Interest expense for the quarter ended March 31, 1998 was $5.1 million, a decrease of $1.0 million, or 16.4%, from $6.1 million during the first quarter 1997. The decrease in interest expense for the quarter was primarily a result of a reduction in average outstanding debt, coupled with a decrease in the interest rate on Remington's subordinated debt as a result of the completion of the Exchange Offer. See "Liquidity and Capital Resources - Liquidity."

         Provision (Benefit) for Income Taxes. The provision for income taxes for the quarter ended March 31, 1998 was $2.5 million, compared to a benefit of $0.5 million for the quarter ended March 31, 1997. The Company's effective tax rate was 40% and 28% for the first quarter of 1998 and 1997, respectively. The 1998 effective rate exceeds the federal statutory rate of 35% due primarily to the impact of state income taxes and nondeductible expenses. The 1997 rate is less than the federal statutory rate due to nondeductible expenses decreasing the benefit of the net operating loss.

         Net Income/Loss. Net income for the first quarter of 1998 was $3.7 million, an increase of $5 million from first quarter 1997 net loss of $1.3 million, due primarily to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         The Company's operating activities used cash of $42.5 million for the three month period ended March 31, 1998, primarily as a result of an increase in accounts receivable, partly offset by operating earnings and an increase in accounts payable. Accounts receivable increased $55.2 million to $111.5 million principally due to $53.3 million of sales on extended payment terms. These terms provide cash discount incentives, require payment by September 10, 1998, and are granted to customers consistent with industry-wide programs and with prior year's experience. The Company intends to apply the proceeds from these receivables to the existing balance on its Revolving Credit Facility. Net cash used in investing activities in the first three months of 1998 was $0.7 million consisting of capital expenditures. Net cash provided by financing activities in the first three months of 1998 was $43.6 million, primarily resulting from increased borrowings under the Revolving Credit Facility of approximately $49.3 million, partly offset by $5.7 million in principal payments on outstanding indebtedness (including capital leases).

         At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under a credit agreement with certain lending institutions (the "Credit Agreement"). The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of March 31, 1998, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. The Company expects that it will have to replace the Revolving Credit Facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000. No assurance can be given that the Company will be able to obtain such a replacement working capital facility or refinance such amounts on terms acceptable to the Company.

Working Capital

         Working capital increased to $161.2 million at March 31, 1998 from $108.2 million at December 31, 1997, primarily as a result of an increase in accounts receivable, partly offset by operating earnings and an increase in accounts payable. The March 31, 1998 accounts receivable balance was $55.2 million higher than the December 31, 1997 balance as a result of sales on extended terms consistent with industry standards and prior practices. See "-Cash Flows." The Company continues to focus on collection of accounts receivable, maintaining inventory levels in line with sales projections and management of accounts payable.

Capital Expenditures

         Capital expenditures for the three months ended March 31, 1998 were $0.7 million, principally for maintenance of operations and improvement projects concentrated on enhancing the efficiency at existing facilities.

Liquidity

         The Company incurred substantial indebtedness in connection with the Acquisition. As of March 31, 1998, the Company had outstanding approximately $238.9 million of indebtedness, consisting of approximately $99.6 million ($100.0 million face amount) in 9.5% Senior Subordinated Notes due 2003, Series B, $63.6 million in term loan borrowings and $69.2 million in revolving credit borrowings under the Credit Agreement, $4.8 million in capital lease obligations, and $1.7 million of other long-term debt. As of March 31, 1998 the Company also had aggregate letters of credit outstanding of $5.9 million. The Company's Revolving Credit Facility had $76.0 million available for borrowing as of March 31, 1998.

         On June 23, 1997 the Company completed its offer to exchange (the "Exchange Offer") up to $100 million aggregate principal amount of Remington's registered 9.5% Senior Subordinated Notes due 2003, Series B (the "New Notes") for a like principal amount of Remington's issued and outstanding 9.5% Senior Subordinated Notes due 2003, Series A (the "Existing Notes" and, together with the New Notes, the "Notes"). All of the Existing Notes were exchanged for New Notes. The interest rate on the Notes was 10% per annum from April 30, 1994 until June 22, 1997, the day before the date of consummation of the Exchange Offer, and is currently 9.5% per annum. The reduction in interest payments will amount to $0.5 million per year.


SEASONALITY

         The Company produces and markets a broad range of firearms and ammunition products used in various shooting sports. Several models of the Company's shotguns and several types of ammunition are intended for target shooting that generally occurs in the "off season." The majority of the Company's firearm and ammunition products, however, are manufactured for hunting use. As a result, sales of the Company's products are seasonal and concentrated toward the fall hunting season. The Company follows the industry practice of selling firearms pursuant to a "dating" plan allowing the customer to buy the products commencing at the beginning of the Company's dating plan year and pay for them on extended terms. The Company believes that this dating plan historically has had the effect of shifting some firearms sales from the second and third quarters to the first quarter. Recently, however, more of the Company's customers have been instituting tighter inventory management practices such as delaying purchases until product is needed to fill orders closer to the fall hunting season and relying more on manufacturers to stock inventory and supply products within a narrower order period. The Company believes that both firearms and ammunition sales have become increasingly seasonal as a result of these changes in customers' buying patterns.


RECENT ACCOUNTING DEVELOPMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for periods beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. This statement does not require application to interim financial statements in the initial year. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.

          SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," will be adopted by the Company for the year ended December 31, 1998. This statement standardizes the disclosure requirements for pensions and postretirement benefits and will require changes in disclosures of benefit obligations and fair values of plan assets. Comparative disclosures, which include prior period information, will be restated to conform to the provisions of this statement.


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


REGULATORY DEVELOPMENTS

         The Company believes that there could be consumer concerns about the expected extension of the Brady Handgun Violence Prevention Act of 1993 (the "Brady Bill") to shotguns and rifles that could impact future results of operations, although the effect of such consumer concerns, if any, on the financial condition or results of operations of the Company cannot be determined at this time. In addition, there can be no assurance that federal, state, local or foreign regulation of firearms and ammunition will not become more restrictive in the future and that any such development would not have a material adverse effect on the financial condition or results of operations of the Company.


INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's belief that tighter inventory control practices will continue and are likely to cause the Company to experience increased liquidity and working capital requirements, and
(b) management's belief that demand is stabilizing as customers' inventories reach their targeted levels; (ii) the statements in "-Liquidity and Capital Resources - Cash Flows" concerning (a) the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility and (b) the Company's expectation that it will have to replace the Revolving Credit Facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000; (iii) the statements in "-Year 2000 Compliance" concerning the Company's expectation that the cost of converting manufacturing systems at its facilities will not be material to its financial condition or results of operations and that it will be able to achieve year 2000 compliance at its facilities by the end of 1999 without material disruption in its operations; (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations"; (v) the statements in "-Regulatory Developments" concerning the Company's belief that consumer concerns about the expected extension of the Brady Bill to shotguns and rifles may impact future results of operations; (vi) the statements in "Legal Proceedings" concerning (a) the Company's belief that the disposition of Garza (including any individual personal injury actions which might be filed as a result of the settlement) is not likely to have a material adverse effect upon its financial condition or results of operations and (b) the Company's belief that although it anticipates that it will continue to be involved in product liability cases and claims in the future, the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial conditions or results of operations of the Company; and (vii) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

         Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Liquidity and Capital Resources", "-Year 2000 Compliance", "-Regulatory Developments" and "Legal Proceedings"), in the Company's Annual Report on Form 10-K for the period ended December 31, 1997, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Pursuant to the Asset Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products and (2) all product liability cases and claims involving products that had not been discontinued as of the closing of the Acquisition ("extant products") and relating to occurrences that took place, but were not disclosed to the Company, prior to the Acquisition. The Company assumed financial responsibility, up to the Cap, for (1) product liability cases and claims involving extant products and relating to occurrences that took place, and were disclosed to the Company, prior to the Acquisition, and (2) any environmental liabilities relating to the ownership or operation of the Business prior to the Acquisition. The Sellers retained liability for, and are required to indemnify the Company against, all such disclosed product liability occurrences and such environmental liabilities in excess of the Cap. This indemnification obligation of the Sellers is not subject to any survival period limitation. In 1997, the remaining Cap was exhausted and the Sellers are now required to indemnify the Company for all costs relating to pre-closing cases and claims. Except for certain cases and claims relating to shotguns as described below and for all cases and claims relating to discontinued products, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Acquisition. Because of the nature of firearm and ammunition products, the Company anticipates that it, as well as other manufacturers of firearm or ammunition products, will continue to be involved in product liability cases and claims in the future.

         The Company and the Sellers are engaged in the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products. As of March 31, 1998, approximately 23 such cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings. All but two of these cases are individual actions alleging personal injury, and many seek punitive as well as compensatory damages. Of these pending individual cases, approximately five either involve discontinued products or pre-Acquisition occurrences, for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 18 of the pending cases involve post-Acquisition occurrences for which the Company bears responsibility under the Asset Purchase Agreement. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

         Two cases, Leonel Garza et al. v. Sporting Goods Properties, Inc., et al. ("Garza") and Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. du Pont de Nemours and Company et al. ("Luna"), which were pending at the time of the Acquisition, and for which the Company assumed financial responsibility up to the amount of the Cap, were asserted as class actions, one involving shotguns and the other bolt-action rifles. In each case certification was sought of a class of owners of Remington brand firearms, generally claiming economic loss based on alleged product defect, and seeking compensatory, punitive and treble damages, plus other costs.

         On February 6, 1996, the Court in San Antonio, Texas gave final approval to a settlement of the Garza class action relating to Remington brand shotguns, and that decision has become final and non-appealable. The Garza case involved certain Remington brand 12-gauge shotguns manufactured from 1960 to 1995, including Model 1100, 11-87 and 870 shotguns. Pursuant to the settlement, funds of approximately $19.0 million were distributed to eligible shotgun owners in the second quarter of 1997. The disposition of unclaimed funds was decided by the Court in April 1998. Except for a few class members who have opted out, the settlement resolves all claims that might be brought by owners of the shotguns at issue in connection with the barrel steel formerly used in such firearms, other than claims for personal injury. Publicity regarding the Garza agreement led, and may continue to lead, to some additional claims of personal injury allegedly involving use of the shotguns included in the class action lawsuit. The Company does not believe that the disposition of Garza (including any individual personal injury actions which might be filed as a result of the settlement) is likely to have a material adverse effect upon its financial condition or results of operations.

         The other purported class action, Luna, filed in 1989 against the Sellers in Texas district court in Jim Wells County, and amended in December 1993 and again in July 1996, sought certification of a class consisting of all Texas owners, allegedly 400,000 in number, of Model 700 bolt-action rifles. In June 1996, the district court issued a ruling that certified for class treatment the limited issues of whether the Model 700 fire control system is "defective" and, if so, the "cost of repair." Pursuant to Texas law, the Sellers appealed this ruling to the intermediate level state appellate court, and oral argument was held on June 19, 1997. On February 11, 1998, the Texas appellate court, with one judge dissenting, reversed the trial court's decision certifying the class against the Sellers, on the ground that class treatment was not a superior method for resolving disputes relating to the plaintiffs' alleged losses. The court of appeals subsequently denied the plaintiffs' request for rehearing and on May 8, 1998, plaintiffs served a petition for further review by the Texas Supreme Court. Remington was not named as a defendant until July 1996, after the class certification was appealed, and was not a party to the appeal. Although a motion to certify a class against Remington was briefed and argued in June 1997, it has not yet been decided. (Holding has not been named as a defendant in this case.) Nevertheless, the appellate court's decision should govern class action claims against it as well as the claims against the Sellers. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against claims for economic loss involving Model 700 rifles shipped up to 42 calendar months after the Acquisition (prior to the end of May 1997). Claims of economic loss involving Model 700 rifles thereafter would be the Company's responsibility and, to the extent that such claims do not involve personal injury or property damage, they would not be covered by the Company's product liability insurance.

         The representations and warranties in the Asset Purchase Agreement expired 18 months after the Acquisition, with certain exceptions, and claims for indemnification with respect thereto were to be made within 30 days of such expiration. The Company made claims for such indemnification involving product liability issues within that time period. In connection with the consummation of the Garza settlement, the Company and the Sellers agreed that the Sellers shall assume financial responsibility for a portion of the costs relating to product liability claims and cases involving certain shotguns manufactured prior to mid-1995 and based on occurrences arising prior to November 30, 1999, and that any claims the Company and the Sellers may have against each other under the Asset Purchase Agreement relating to shotguns (excluding various indemnification rights and the allocation of certain costs under the Cap) are released. Any claims between the Company and the Sellers relating to other product liability issues remain open.

         Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to the amount of the Cap, with the Sellers retaining liability in excess of the Cap and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. While it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as described above), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. However, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom.


ITEM 5.  OTHER INFORMATION

         On April 9, 1998, the Company announced it had engaged the investment banking firm of Goldman, Sachs & Company to evaluate various strategic options that will ensure Remington's long-term competitiveness. In the announcement, the Company said there is no certainty that there will be any change in the Company's status as a result of this review.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         27       Financial Data Schedule.

         99.1     Reconciliation of Income (Loss) from Operations to EBITDA.

         99.2     Press Release dated April 9, 1998.


(b) Reports on Form 8-K

    During the quarter ended March 31, 1998, the Company filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RACI HOLDING, INC.


                                            /s/ Mark A. Little
                                ---------------------------------------------
                                                Mark A. Little
                                   Vice President, Chief Financial Officer
                                and Controller (Principal Financial Officer)





May 13, 1998

                                INDEX TO EXHIBITS



      Exhibit No. Description


         27       Financial Data Schedule.

         99.1     Reconciliation of Income (Loss) from Operations to EBITDA.

         99.2     Press Release dated April 9, 1998.