Form 10-Q
period 1998-06-30
RACI HOLDING INC
filed 1998-08-12
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number: 333-4520

                               RACI HOLDING, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                      51-0350929
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



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

Class A Common Stock, par value $.01 per share,
outstanding at August 7, 1998                          760,000 shares

Class B Common Stock, par value $.01 per share,
outstanding at August 7, 1998                                0 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       RACI Holding, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)

                                                             June 30,   December 31,
                                                               1998         1997
                                                           -----------  ------------
ASSETS                                                     (Unaudited)
Current Assets
Cash and Cash Equivalents                                   $    3.2    $    0.6
Accounts Receivable Trade - net                                 86.8        56.3
Inventories                                                     96.9        90.0
Supplies                                                        11.9        12.7
Prepaid Expenses and Other Current Assets                       10.4         9.3
Deferred Income Taxes                                           16.0        16.2
                                                            --------    --------
  Total Current Assets                                         225.2       185.1

Property, Plant and Equipment - net                             86.7        92.0
Intangibles and Debt Issuance Costs - net                       91.0        93.1
Deferred Income Taxes                                            3.4         6.2
Other Noncurrent Assets                                          3.2         4.3
                                                            --------    --------
  Total Assets                                              $  409.5    $  380.7
                                                            ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                            $   26.1    $   22.7
Short-Term Debt                                                  0.5         1.0
Current Portion of Long-Term Debt                               23.2        21.5
Product and Environmental Liabilities                            3.2         3.2
Other Accrued Liabilities                                       27.9        28.5
                                                            --------    --------
  Total Current Liabilities                                     80.9        76.9

Long-Term Debt                                                 189.5       173.5
Retiree Benefits                                                35.0        34.8
Product and Environmental Liabilities                            9.5         9.2
                                                            --------    --------
  Total Liabilities                                            314.9       294.4
                                                            --------    --------

Commitments and Contingencies

Shareholders' Equity
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 760,000 issued and outstanding                   --          --
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                      --          --
Paid in Capital                                                 76.0        76.0
Retained Earnings                                               18.6        10.3
                                                            --------    --------
     Total Shareholders' Equity                                 94.6        86.3
                                                            --------    --------
  Total Liabilities and Shareholders' Equity                $  409.5    $  380.7
                                                            ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI Holding, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)


                                               ---------------------------------------------------
                                                                  Unaudited
                                               ---------------------------------------------------
                                               Quarter Ended June 30,      Year-to-Date June 30,
                                               ----------------------     ------------------------
                                                  1998         1997          1998          1997
                                               ---------    ---------     ---------     ---------
Sales (1)                                      $    90.9    $    85.9     $   179.9     $   174.4

Cost of Goods Sold                                  59.4         60.7         119.7         124.7
                                               ---------    ---------     ---------     ---------

     Gross Profit                                   31.5         25.2          60.2          49.7

Selling, General and Administrative
  Expenses                                          16.1         17.5          31.5          34.8

Research & Development Expense                       2.0          2.0           3.9           4.1

Other Expense, net                                   0.7          0.6           1.2           1.4

Restructuring and Nonrecurring Items                --           --            (0.4)         --
                                               ---------    ---------     ---------     ---------

     Operating Profit                               12.7          5.1          24.0           9.4

Interest Expense                                     5.3          6.6          10.4          12.7
                                               ---------    ---------     ---------     ---------

     Profit (Loss) Before Income Taxes               7.4         (1.5)         13.6          (3.3)

Provision (Benefit) for Income Taxes                 2.8         (0.5)          5.3          (1.0)
                                               ---------    ---------     ---------     ---------

     Net Income (Loss)                         $     4.6    $    (1.0)    $     8.3     $    (2.3)
                                               =========    =========     =========     =========

Per Share Data:

     Basic Net Income (Loss) Per Share         $    6.05    $   (1.34)    $   10.92     $   (3.07)
                                               =========    =========     =========     =========
     Diluted Net Income (Loss) Per Share       $    6.05    $   (1.34)    $   10.92     $   (3.07)
                                               =========    =========     =========     =========

Weighted average common stock outstanding
     and assumed conversions (000s)                  760          750           760           750
                                               =========    =========     =========     =========


(1) Sales are presented net of Federal Excise Taxes of $7.2 and $6.9 for the three months ended June 30, 1998 and 1997, respectively, and $14.0 and $13.4 for the year-to-date periods ended June 30, 1998 and 1997, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI Holding, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in Millions)



                                                                ----------------------
                                                                       Unaudited
                                                                ----------------------
                                                                 Year-to-Date June 30,
                                                                ----------------------
                                                                  1998        1997
                                                                --------    --------
Operating Activities

          Net Cash used in Operating Activities                 $ (13.1)    $ (15.4)

Investing Activities

            Capital Expenditures                                   (1.5)       (2.6)
                                                                -------     -------

          Net Cash used in Investing Activities                    (1.5)       (2.6)


Financing Activities

            Net borrowings under Revolving Credit Facility         28.4        24.0
            Principal payments on Long-Term Debt                  (10.7)      (10.6)
            Principal payments on Short-Term Debt                  (0.5)       (0.7)
            Debt Issuance Costs                                    --          (0.5)
                                                                -------     -------

          Net Cash provided by Financing Activities                17.2        12.2

                                                                -------     -------
Increase (Decrease) in Cash and Cash Equivalents                    2.6        (5.8)
Cash and Cash Equivalents at beginning of period                    0.6         9.6
                                                                -------     -------
Cash and Cash Equivalents at end of period                      $   3.2     $   3.8
                                                                =======     =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI Holding, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                            June 30, 1998 (Unaudited)
                  (Dollars in Millions, Except Per Share Data)


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

         The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

         On December 1, 1993, the Company acquired certain assets and assumed certain liabilities (the "Acquisition") of the Sporting Goods Business (the "Business") formerly operated by E.I. du Pont de Nemours and Company ("DuPont") and one of DuPont's subsidiaries (together with DuPont, the "Sellers") pursuant to an asset purchase agreement (the "Asset Purchase Agreement").

         These financial statements should be read in conjunction with the audited consolidated financial statements of RACI Holding, Inc. and Subsidiaries as of and for the year ended December 31, 1997.

         Certain reclassifications were made to the prior period's financial information to conform to the current presentation format.


Note 2 - Inventories

         Inventories consisted of the following at:

                                                June 30,   December 31,
                                                  1998       1997
                                              -----------  ------------
                                              (Unaudited)
                    Raw Materials               $  12.2      $  13.9
                    Semi-Finished Products         18.6         20.0
                    Finished Product               66.1         56.1
                                                -------      -------
                         Total                  $  96.9      $  90.0
                                                =======      =======

Note 3 - Long-Term Debt

         Long-term debt consisted of the following at:

                                                      June 30,   December 31,
                                                        1998         1997
                                                    -----------  ------------
                                                    (Unaudited)
       Credit Agreement:
             Term Loans                              $   59.1      $   68.2
             Revolving Credit Facility                   48.3          19.9
       9.5% Senior Subordinated Notes due 2003           99.7          99.6
       Capital Lease Obligations                          4.4           5.3
       Other                                              1.2           2.0
                                                     --------      --------
                 Subtotal                            $  212.7      $  195.0
       Less: Current Portion                             23.2          21.5
                                                     --------      --------
                 Total                               $  189.5      $  173.5
                                                     ========      ========


Note 4 - Restructuring

         The Company recorded charges for restructuring in 1996 of $4.9. The reserve balance of $0.6 at June 30, 1998 is included in other accrued liabilities in the accompanying balance sheet. In the first quarter of 1998, the Company paid out $0.1 and reduced the reserve by $0.4 to reflect changes between the amount originally estimated and the actual amount incurred.


Note 5 - Financial Position and Results of Operations of Holding and Remington

         The following consolidating condensed financial data provides information regarding the financial position and results of operations of Holding and its wholly owned subsidiary, Remington, including Remington's wholly owned subsidiary Remington International, Ltd. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company's public securities, Remington's 9.5% Senior Subordinated Notes (the "New Notes") due 2003. Further, the New Notes are fully and unconditionally guaranteed by Holding.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                                  June 30, 1998

                                                                                          RACI Holding
                                                                                            Inc. and
                                                     Holding    Remington   Eliminations  Subsidiaries
                                                     -------    ---------   ------------  ------------
           ASSETS
           Current Assets                            $  --      $  225.2    $   --        $  225.2
           Receivable from Remington                     1.0       --            1.0         --
           Noncurrent Assets                            93.6       184.3        93.6         184.3
                                                     -------    --------    --------      --------
                Total Assets                         $  94.6    $  409.5    $   94.6      $  409.5
                                                     =======    ========    ========      ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           Current Liabilities                       $  --      $   80.9    $   --        $   80.9
           Payable to RACI Holding, Inc.                --           1.0         1.0         --
           Noncurrent Liabilities                       --         234.0        --           234.0
           Shareholders' Equity                         94.6        93.6        93.6          94.6
                                                     -------    --------    --------      --------
                Total Liabilities and
                     Shareholders' Equity            $  94.6    $  409.5    $   94.6      $  409.5
                                                     =======    ========    ========      ========


                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                                December 31, 1997

                                                                                          RACI Holding
                                                                                            Inc. and
                                                     Holding    Remington   Eliminations  Subsidiaries
                                                     -------    ---------   ------------  ------------
           ASSETS
           Current Assets                            $  --      $  185.1    $   --        $  185.1
           Receivable from Remington                     1.0       --            1.0         --
           Noncurrent Assets                            85.3       195.6        85.3         195.6
                                                     --------   --------    --------      --------
                Total Assets                         $  86.3    $  380.7    $   86.3      $  380.7
                                                     ========   ========    ========      ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           Current Liabilities                       $  --      $   76.9    $   --        $   76.9
           Payable to RACI Holding, Inc.                --           1.0         1.0         --
           Noncurrent Liabilities                       --         217.5        --           217.5
           Shareholders' Equity                         86.3        85.3        85.3          86.3
                                                     -------     -------    --------       -------
                Total Liabilities and
                     Shareholders' Equity            $  86.3    $  380.7    $   86.3      $  380.7
                                                     =======    ========    =========     ========

                                       7

                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                                                                                             RACI
                                                                                           Holding,
                                                                                           Inc. and
                                                 Holding      Remington   Eliminations   Subsidiaries
                                                 -------      ---------   ------------   ------------
           QUARTER ENDED
           JUNE 30, 1998
           Sales                                 $  --         $  90.9     $  --         $  90.9
           Gross Profit                             --            31.5        --            31.5
           Equity in Earnings of Subsidiary          4.6          --           4.6          --
           Net Income                            $   4.6       $   4.6     $   4.6       $   4.6

           QUARTER ENDED
           JUNE 30, 1997
           Sales                                 $  --         $  85.9     $  --         $  85.9
           Gross Profit                             --            25.2        --            25.2
           Equity in Loss of Subsidiary             (1.0)         --          (1.0)         --
           Net Loss                              $  (1.0)      $  (1.0)    $  (1.0)      $  (1.0)



                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                                                                                             RACI
                                                                                           Holding,
                                                                                           Inc. and
                                                 Holding      Remington   Eliminations   Subsidiaries
                                                 -------      ---------   ------------   ------------
           SIX MONTHS ENDED
           JUNE 30, 1998
           Sales                                 $  --         $ 179.9     $  --         $ 179.9
           Gross Profit                             --            60.2        --            60.2
           Equity in Earnings of Subsidiary          8.3          --           8.3          --
           Net Income                            $   8.3       $   8.3     $   8.3       $   8.3


           SIX MONTHS ENDED
           JUNE 30, 1997
           Sales                                 $  --         $ 174.4     $  --         $ 174.4
           Gross Profit                             --            49.7        --            49.7
           Equity in Loss of Subsidiary             (2.3)         --          (2.3)         --
           Net Loss                              $  (2.3)      $  (2.3)    $  (2.3)      $  (2.3)

Note 6 - Commitments and Contingencies

         The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations and other matters arising in the normal course of business. Under the Asset Purchase Agreement, the Company generally bears financial responsibility for all product liability cases and claims relating to occurrences after the closing of the Acquisition, except for certain cases and claims relating to shotguns as described below and except for all cases and claims relating to discontinued products. It is difficult to forecast the outcome of litigation. However, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the closing of the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related costs), the Company does not believe that the outcome of all product liability cases and claims involving post-Acquisition occurrences, which arose prior to June 30, 1998, individually or in the aggregate, will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Because the Sellers retained liability for future product liability cases and claims involving pre-Acquisition occurrences and agreed to indemnify the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the closing of the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.


Note 7 - Recent Accounting Developments

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for periods beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. This statement does not require application to interim financial statements in the initial year. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters for the fiscal years beginning after June 15, 1999. The Company is evaluating the provisions of SFAS No. 133, but the impact, if any, of its adoption has not yet been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

         The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of RACI Holding, Inc. ("Holding") and its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiary, Remington International, Ltd. (together with Remington and Holding, the "Company"), and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1997, on file with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of results that may be expected for the year ended December 31, 1998, in part due to the seasonality of the Company's business.

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


Results of Operations for the Three and Six Month Periods Ended June 30, 1998 as Compared to the Three and Six Month Periods Ended June 30, 1997

         Sales. Sales for the second quarter of 1998 were $90.9 million, an increase of $5.0 million, or 5.8%, from 1997 second quarter sales of $85.9 million. Sales for the first six months of 1998 were $179.9 million, an increase of $5.5 million, or 3.2%, from 1997 year-to-date sales of $174.4 million. The increase in sales for the quarter and year-to-date periods was primarily due to increased sales in ammunition, accessories and fishline products.

         Firearms sales decreased $4.5 million, or 10.1%, to $40.0 million for the second quarter of 1998 from $44.5 million in the second quarter of 1997. The decrease in the quarter was primarily the result of lower volumes of higher-priced firearms, but was somewhat offset by recent product introductions, including the Model 870(TM) 3 1/2" Express(R) Super Magnum(TM) shotgun, and higher pricing. Year-to-date sales in 1998 were $87.9 million, $2.4 million, or 2.7%, lower than the prior year-to-date period, primarily the result of the shift in product mix noted above.

         Ammunition sales for the second quarter of 1998 were $34.7 million, an increase of $4.9 million, or 16.4%, higher than the comparable 1997 sales of $29.8 million. The increase in ammunition sales in the quarter was primarily due to a favorable mix resulting from the promotion of higher-priced centerfire rifle ammunition. The Company believes that this promotion may have shifted some demand for centerfire rifle ammunition from the latter half of the year to the second quarter and therefore does not anticipate that the promotion will have a significant impact on full year sales. Year-to-date sales in 1998 were $62.9 million, $3.9 million, or 6.6%, higher than the prior year-to-date period, primarily due to increased sales of centerfire rifle ammunition.

         Fishing product sales in 1998 increased $3.5 million in the second quarter, and $2.1 million in the year-to-date period over the same periods in 1997, primarily as a result of new fishline product introductions. Accessory product 1998 sales increased $1.1 million and $1.3 million in the second quarter and year-to-date periods, respectively, over the same periods in 1997, primarily as a result of increased sales of gun safes.

         Cost of Goods Sold. Cost of goods sold for the second quarter of 1998 was $59.4 million, a decrease of $1.3 million, or 2.1%, versus $60.7 million for the second quarter of 1997. For the first six months of 1998, cost of goods sold decreased $5.0 million, or 4.0%, to $119.7 million from $124.7 million for the same period in 1997. The decrease in both the quarter and year-to-date periods principally was due to a mix of lower-cost firearm products, favorable commodity prices and reductions in other manufacturing costs (including the elimination of some nonrecurring and startup costs incurred in 1997). These decreases were partially offset by a mix of higher-cost ammunition and accessories products and increased volumes in fishing products. As a percentage of sales, cost of goods sold for the second quarter of 1998 decreased to 65.3% from 70.7% and for the first six months of 1998 decreased to 66.5% from 71.5% for the same periods in 1997. These decreases, as a percentage of sales, are due mainly to a mix of higher-margin ammunition products, the reductions in commodity prices and other manufacturing costs noted above and price increases on firearms.

         Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense, restructuring and nonrecurring items and other income and expense. Operating expenses for the second quarter of 1998 were $18.8 million, a decrease of $1.3 million, or 6.5%, from $20.1 million for the second quarter of 1997. Year-to-date operating expenses for 1998 were $36.2 million, a decrease of $4.1 million, or 10.2%, from $40.3 million for the same period of 1997.

         Selling, general and administrative expenses for the second quarter of 1998 were $16.1 million, a decrease of $1.4 million, or 8.0%, from $17.5 million for the second quarter of 1997. Year-to-date selling, general and administrative expenses were $31.5 million, a $3.3 million decrease from $34.8 million in the prior year-to-date period. The decrease for the quarter and year to date periods was primarily attributable to lower bad debt expense and lower distribution expense, in addition to savings resulting from the elimination of outsourced computer operations.

         Research and development expenses were $2.0 million in each of the second quarters of 1998 and 1997. For the six months ended June 30, 1998, research and development expenses were $3.9 million, a $0.2 million, or 4.9%, decrease from the same period in the prior year, primarily as a result of a more focused approach toward spending on research and development activities.

         Restructuring and nonrecurring items year-to-date include a first quarter 1998 restructuring reserve reduction of $0.4 million to reflect actual versus expected expenses.

         Interest Expense. Interest expense for the quarter ended June 30, 1998 was $5.3 million, a decrease of $1.3 million, or 19.7%, from $6.6 million during the second quarter 1997. Year-to-date interest expense was $10.4 million versus $12.7 million in the prior year-to-date period. The decrease in interest expense for the periods was primarily a result of a reduction in average outstanding debt, coupled with a reduction in the interest rate on the New Notes as a result of the completion of the Exchange Offer (as defined below). Also, interest expense decreased, to a lesser extent, as a result of a reduction in the interest rate charged under a credit agreement with certain lending institutions (the "Credit Agreement"), related to improved financial performance. See "-Liquidity and Capital Resources
- Liquidity."

         Provision (Benefit) for Income Taxes. The provision for income taxes for the quarter ended June 30, 1998 was $2.8 million, compared to a benefit of $0.5 million for the quarter ended June 30, 1997. The Company's effective tax rate was 39.0% and 30.3% for year-to-date 1998 and 1997, respectively. The 1998 effective rate exceeds the federal statutory rate of 35% due primarily to the impact of state income taxes and nondeductible expenses. The 1997 rate is less than the federal statutory rate due to the benefit of the net operating loss.

         Net Income (Loss). Net income for the second quarter of 1998 was $4.6 million, an increase of $5.6 million from the second quarter 1997 net loss of $1.0 million. Net income for the six months ended June 30, 1998 was $8.3 million, an increase of $10.6 million from the 1997 net loss of $2.3 million, due primarily to the factors discussed above.


Liquidity and Capital Resources

         Cash Flows. Net cash used in operating activities for the six month period ended June 30, 1998 was $13.1 million, resulting primarily from a $30.6 million increase in accounts receivable and a $7.0 million increase in inventories. Sources of cash in operating activities included $8.3 million in operating income and a $3.4 million increase in accounts payable. Accounts receivable increased to $86.8 million at June 30, 1998 principally due to $38.5 million of sales on extended payment terms. These terms provide cash discount incentives, and require payment by September 10, 1998, for shipments prior to April 1, and payment by October 10, 1998 for shipments after March 31. The terms are granted to customers consistent with industry-wide programs and with prior years' experience. The Company intends to apply the proceeds from these receivables to the existing balance on its revolving credit facility. The increase in inventories is due to the seasonal buildup in ammunition of $11.2 million, partly offset by a $3.8 million decrease in firearms. Net cash used in investing activities in the first six months of 1998 was $1.5 million consisting of capital expenditures for replacement equipment and improvement projects concentrated on enhancing the efficiency of existing facilities, particularly at the Lonoke facility and corporate headquarters. Net cash provided by financing activities in the first six months of 1998 was $17.2 million, primarily resulting from increased borrowings under the revolving credit facility of $28.4 million, offset in part by $10.7 million in principal payments on outstanding indebtedness (including capital leases).

         At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Credit Agreement. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of June 30, 1998, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement, and during the second quarter the Company qualified for a reduction in interest rates based on recent financial performance. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the revolving credit facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. The Company expects that it will have to replace the revolving credit facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000. No assurance can be given that the Company will be able to obtain such a replacement working capital facility or refinance such amounts on terms acceptable to the Company.

         Working Capital. Working capital increased to $144.3 million at June 30, 1998 from $108.2 million at December 31, 1997, primarily as a result of a $30.6 million increase in accounts receivable, and a $7.0 million increase in inventories, partly offset by a $3.4 million increase in accounts payable. The June 30, 1998 accounts receivable balance was higher than the December 31, 1997 balance partly as a result of sales on extended terms consistent with industry standards and prior practices. See "-Cash Flows." Additionally, the seasonality of the Company's business causes accounts receivable and inventories to increase in the first half of the year. See "-Seasonality." The Company continues to focus on working capital management, including the collection of accounts receivable, maintaining inventory levels in line with sales projections and management of accounts payable. As a result, accounts receivable were $4.1 million lower and inventories were $13.0 million lower at June 30, 1998 than at June 30, 1997.

         Capital Expenditures. Capital expenditures for the six months ended June 30, 1998 were $1.5 million, principally for replacement equipment and improvement projects concentrated on enhancing the efficiency at existing facilities. On July 2, 1998, the board of directors of the Company approved purchase commitments for $5.1 million of machinery and equipment to improve efficiency at the Ilion facility, approximately $1.9 million of which is expected to be expended in 1998.

         Liquidity. The Company incurred substantial indebtedness in connection with the Acquisition. As of June 30, 1998, the Company had outstanding $212.7 million of indebtedness, consisting of approximately $99.7 million ($100.0 million face amount) in 9.5% Senior Subordinated Notes due 2003, Series B; $59.1 million in term loan borrowings and $48.3 million in revolving credit borrowings under the Credit Agreement, $4.4 million in capital lease obligations and $1.2 million of other long-term debt. As of June 30, 1998 the Company also had aggregate letters of credit outstanding of $3.8 million. The Company's revolving credit facility had $99.0 million available for borrowing as of June 30, 1998.

         On June 23, 1997 the Company completed its offer to exchange (the "Exchange Offer") up to $100 million aggregate principal amount of Remington's registered 9.5% Senior Subordinated Notes due 2003, Series B (the "New Notes") for a like principal amount of Remington's issued and outstanding 9.5% Senior Subordinated Notes due 2003, Series A (the "Existing Notes" and together with the New Notes, the "Notes"). All of the Existing Notes were exchanged for New Notes. The interest rate on the Notes was 10% per annum from April 30, 1994 until June 22, 1997, the day before the date of consummation of the Exchange Offer, and is currently 9.5% per annum. The reduction in interest payments will amount to $0.5 million per year.


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


Recent Accounting Developments

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for periods beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. This statement does not require application to interim financial statements in the initial year. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters for the fiscal years beginning after June 15, 1999. The Company is evaluating the provisions of SFAS No. 133, but the impact, if any, of its adoption has not yet been determined.


Year 2000 Compliance

         In connection with the Acquisition, DuPont agreed to continue to provide data processing support and services for the Company during a transition period. In 1995, the Company completed the first phase of replacing its computer systems, including those provided by DuPont, with an enterprise-wide, fully-integrated system. This system will eliminate all stand-alone legacy systems and result in all facilities operating within the same application software package. The new system accommodates the year 2000 dating changes necessary to permit correct recording of dates for the year 2000 and later years. Most of the Company's operations are utilizing this system, other than one manufacturing facility, which is currently in the process of conversion.

         The Company believes it will be able to achieve year 2000 compliance at its remaining manufacturing facility by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company's computer system to be in compliance. Material non-information technology systems, including microcontrollers used in plant operations, are in the process of being tested with post-1999 dates. The Company's telecommunications systems are being upgraded and are expected to be year 2000 compliant by early 1999. The Company is currently surveying significant third parties, including major customers, and suppliers of raw materials, parts and services. Additional evaluation and testing for year 2000 compliance will be performed with third parties that are considered to be critical. Transaction testing of third parties utilizing electronic data interchange is planned to be completed by mid-1999. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

         Due to the implementation of the computer system necessitated by the Acquisition, costs related specifically to year 2000 compliance, including allocation of internal salaries and related costs, are estimated to be less than $1 million. Accordingly, the Company does not expect that the cost of year 2000 compliance will be material to its financial condition or results of operations.


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


Information Concerning Forward-Looking Statements

         Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's belief that tighter inventory control practices will continue and are likely to cause the Company to experience increased liquidity and working capital requirements and
(b) management's belief that demand is stabilizing as customers' inventories reach their targeted levels; (ii) the statement in "-Results of Operations for the Three and Six Month Periods Ended June 30, 1998 as compared to the Three and Six Month Periods Ended June 30, 1997 - Sales" concerning the Company's belief that the promotion of centerfire rifle ammunition is not anticipated to have a significant impact on full year sales; (iii) the statements in "-Liquidity and Capital Resources - Cash Flows" concerning (a) the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the revolving credit facility and (b) the Company's expectation that it will have to replace the revolving credit facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000; (iv) the statement in "-Liquidity and Capital Resources-Capital Expenditures" concerning the Company's expectation that it will expend $1.9 million of its existing purchase commitments at its Ilion Facility in 1998; (v) the statements in "-Year 2000 Compliance" concerning the Company's expectation that (a) it will be able to achieve year 2000 compliance at its remaining manufacturing facility by the end of 1999 without material disruption in its operations as the result of any failure by the Company's computer system, (b) the telecommunications systems will be year 2000 compliant by early 1999 and (c) the cost of Year 2000 compliance will not be material to its financial condition or results of operations; (vi) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations"; (vii) the statements in "-Regulatory Developments" concerning the Company's belief that consumer concerns about the expected extension of the Brady Bill to shotguns and rifles may impact future results of operations; (viii) the statements in "Legal Proceedings" concerning (a) the Company's belief that the disposition of Garza (including any individual personal injury actions which might be filed as a result of the settlement) is not likely to have a material adverse effect upon its financial condition or results of operations and (b) the Company's belief that although it anticipates that it will continue to be involved in product liability cases and claims in the future, the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company; and (ix) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

         Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Results of Operations for the Three and Six Month Periods Ended June 30, 1998 as Compared to the Three and Six Month Periods Ended June 30, 1997", "-Liquidity and Capital Resources", "-Year 2000 Compliance", "-Regulatory Developments" and "Legal Proceedings"), in the Company's Annual Report on Form 10-K for the period ended December 31, 1997, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Pursuant to the Asset Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products and (2) all product liability cases and claims involving products that had not been discontinued as of the closing of the Acquisition ("extant products") and relating to occurrences that took place, but were not disclosed to the Company, prior to the Acquisition. The Company assumed financial responsibility, up to a maximum aggregate amount (the "Cap"), for (1) product liability cases and claims involving extant products and relating to occurrences that took place, and were disclosed to the Company, prior to the Acquisition, and (2) any environmental liabilities relating to the ownership or operation of the Business prior to the Acquisition. The Sellers retained liability for, and are required to indemnify the Company against, all such disclosed product liability occurrences and such environmental liabilities in excess of the Cap. This indemnification obligation of the Sellers is not subject to any survival period limitation. In 1997, the remaining Cap was exhausted and the Sellers are now required to indemnify the Company for all costs relating to pre-closing cases and claims. Except for certain cases and claims relating to shotguns as described below and for all cases and claims relating to discontinued products, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Acquisition. Because of the nature of firearm and ammunition products, the Company anticipates that it, as well as other manufacturers of firearm or ammunition products, will continue to be involved in product liability cases and claims in the future.

         The Company and the Sellers are engaged in the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products. As of June 30, 1998, 29 such cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, all of which are individual actions alleging personal injury, and many seek punitive as well as compensatory damages. Of these pending individual cases, approximately six involve either discontinued products or pre-Acquisition occurrences, for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 23 of the pending cases involve post-Acquisition occurrences for which the Company bears responsibility under the Asset Purchase Agreement; the Sellers have some responsibility for the costs of six of these cases involving certain shotguns, as described below. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

         Two cases are not included in the figures listed above. Leonel Garza et al. v. Sporting Goods Properties, Inc., et al. ("Garza") and Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. du Pont de Nemours and Company et al. ("Luna"), which were both pending at the time of the Acquisition, and for which the Company assumed financial responsibility up to the amount of the Cap, were asserted as class actions, one involving shotguns and the other bolt-action rifles. In each case, certification was sought of a class of owners of Remington brand firearms, generally claiming economic loss based on alleged product defect, and seeking compensatory, punitive and treble damages, plus other costs.

         The Garza class action involved certain Remington brand 12-gauge shotguns manufactured from 1960 to 1995, including Model 1100, 11-87 and 870 shotguns. On February 6, 1996, the federal district court in San Antonio, Texas gave final approval to a settlement of Garza, and that decision has become final and non-appealable. Pursuant to the settlement, funds of approximately $19.0 million were distributed to eligible shotgun owners in the second quarter of 1997. The disposition of unclaimed funds was decided by the court in April 1998. No appeals were taken from that order and the Company does not anticipate further court activity in this case. Except for a few class members who have opted out, the settlement resolves all claims that might be brought by owners of the shotguns at issue in connection with the barrel steel formerly used in such firearms, other than claims for personal injury. Publicity regarding the Garza agreement led, and may continue to lead, to some additional claims of personal injury allegedly involving use of the shotguns included in the class action lawsuit. The Company does not believe that the disposition of Garza (including any individual personal injury actions which might be filed as a result of the settlement) is likely to have a material adverse effect upon its financial condition or results of operations.

         The other purported class action, Luna, filed in 1989 against the Sellers in Texas district court in Jim Wells County, and amended in December 1993 and again in July 1996, sought certification of a class consisting of all Texas owners, allegedly 400,000 in number, of Model 700 bolt-action rifles. In June 1996, the district court issued a ruling that certified for class treatment the limited issues of whether the Model 700 fire control system is "defective" and, if so, the "cost of repair." Pursuant to Texas law, the Sellers appealed this ruling to the intermediate level state appellate court, and on February 11, 1998, that court reversed the trial court's decision certifying the class against the Sellers, on the ground that class treatment was not a superior method for resolving disputes relating to the plaintiffs' alleged losses. The court of appeals subsequently denied the plaintiffs' request for rehearing and on May 8, 1998, plaintiffs served a petition for further review by the Texas Supreme Court. The petition was denied by the Texas Supreme Court on July 3, 1998, and plaintiffs have not sought rehearing of that decision. Remington was not named as a defendant until July 1996, after the class certification was appealed, and was not a party to the appeal. Although a motion to certify a class against Remington was briefed and argued in June 1997, it has not yet been decided. (Holding has not been named as a defendant in this case.) Nevertheless, the appellate courts' decisions should govern class action claims against it as well as the claims against the Sellers. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against claims for economic loss involving Model 700 rifles shipped up to 42 calendar months after the Acquisition (prior to the end of May 1997). Claims of economic loss involving Model 700 rifles shipped thereafter would be the Company's responsibility and, to the extent that such claims do not involve personal injury or property damage, they would not be covered by the Company's product liability insurance.

         The representations and warranties in the Asset Purchase Agreement expired 18 months after the Acquisition, with certain exceptions, and claims for indemnification with respect thereto were to be made within 30 days of such expiration. The Company made claims for such indemnification involving product liability issues within that time period. In connection with the consummation of the Garza settlement, the Company and the Sellers agreed that the Sellers shall assume financial responsibility for a portion of the costs relating to product liability claims and cases involving certain shotguns manufactured prior to mid-1995 and based on occurrences arising prior to November 30, 1999, and that any claims the Company and the Sellers may have against each other under the Asset Purchase Agreement relating to shotguns (excluding various indemnification rights and the allocation of certain costs under the Cap) would be released. Any claims between the Company and the Sellers relating to other product liability issues remain open.

         Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to the amount of the Cap, with the Sellers retaining liability in excess of the Cap and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. It is difficult to forecast the outcome of litigation. However, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as described above), the Company does not believe that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. However, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom.


Item 4.  Submission of Matters to a Vote of Security Holders

         On April 21, 1998, the stockholders of Holding, at their annual meeting, unanimously re-elected in its entirety the board of directors of Holding. On the same day, the sole stockholder of Remington, at its annual meeting, unanimously re-elected in its entirety the board of directors of Remington.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

  27         Financial Data Schedule.

  99         Reconciliation of Income (Loss) from Operations to EBITDA.


(b) Reports on Form 8-K

    During the quarter ended June 30, 1998, the Company filed no reports on Form 8-K.

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





August 12, 1998

                                INDEX TO EXHIBITS



Exhibit No.       Description
-----------       -----------

27                Financial Data Schedule.

99                Reconciliation of Income (Loss) from Operations to EBITDA.