Form 10-Q
period 1998-09-30
RACI HOLDING INC
filed 1998-11-12
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Class A Common Stock, par value $.01 per share, outstanding at November 2, 1998 760,000 shares

Class B Common Stock, par value $.01 per share, outstanding at November 2, 1998 0 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       RACI Holding, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)

                                                          September 30, December 31,
                                                              1998         1997
                                                          ------------- ------------
                                                          (Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents                                   $    2.9    $    0.6
Accounts Receivable Trade - net                                 99.3        56.3
Inventories                                                     75.2        90.0
Supplies                                                        11.7        12.7
Prepaid Expenses and Other Current Assets                        8.6         9.3
Deferred Income Taxes                                           14.7        16.2
                                                            --------    --------
  Total Current Assets                                         212.4       185.1

Property, Plant and Equipment - net                             85.5        92.0
Intangibles and Debt Issuance Costs - net                       90.0        93.1
Deferred Income Taxes                                            2.0         6.2
Other Noncurrent Assets                                          2.6         4.3
                                                            --------    --------
  Total Assets                                              $  392.5    $  380.7
                                                            ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                            $   29.0    $   22.7
Short-Term Debt                                                  0.2         1.0
Current Portion of Long-Term Debt                               24.0        21.5
Product and Environmental Liabilities                            3.2         3.2
Other Accrued Liabilities                                       29.7        28.5
                                                            --------    --------
  Total Current Liabilities                                     86.1        76.9

Long-Term Debt                                                 161.3       173.5
Retiree Benefits                                                35.1        34.8
Product and Environmental Liabilities                            9.0         9.2
                                                            --------    --------
  Total Liabilities                                            291.5       294.4
                                                            --------    --------

Commitments and Contingencies

Shareholders' Equity
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 760,000 issued and outstanding                   --          --
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                      --          --
Paid in Capital                                                 76.0        76.0
Retained Earnings                                               25.0        10.3
                                                            --------    --------
      Total Shareholders' Equity                               101.0        86.3
                                                            --------    --------
  Total Liabilities and Shareholders' Equity                $  392.5    $  380.7
                                                            ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI Holding, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)

                                               --------------------------------------------------
                                                                   Unaudited
                                               --------------------------------------------------

                                                  Quarter Ended                 Year-to-Date
                                                   September 30,               September 30,
                                               -----------------------    -----------------------
                                                 1998           1997         1998          1997
                                               ---------     ---------    ---------     ---------
Sales  (1)                                     $   114.9     $   125.4    $   294.8     $   299.8

Cost of Goods Sold                                  80.3          88.8        200.0         213.5
                                               ---------     ---------    ---------     ---------

     Gross Profit                                   34.6          36.6         94.8          86.3

Selling, General and Administrative
  Expenses                                          16.0          17.3         47.3          52.1

Research & Development Expense                       2.0           1.6          5.9           5.7

Other Expense, net                                   0.4           0.4          1.6           1.8

Restructuring and Nonrecurring Items                (0.2)       --             (0.4)       --
                                               ---------     ---------    ---------     ---------

     Operating Profit                               16.4          17.3         40.4          26.7

Interest Expense                                     4.9           6.0         15.3          18.7
                                               ---------     ---------    ---------     ---------

     Profit Before Income Taxes                     11.5          11.3         25.1           8.0

Provision for Income Taxes                           5.1           4.5         10.4           3.5
                                               ---------     ---------    ---------     ---------

     Net Income                                $     6.4     $     6.8    $    14.7     $     4.5
                                               =========     =========    =========     =========

Per Share Data:

     Basic Net Income Per Share                $    8.42     $    9.07    $   19.34     $    6.00
                                               =========     =========    =========     =========
     Diluted Net Income Per Share              $    8.42     $    9.07    $   19.34     $    6.00
                                               =========     =========    =========     =========

Weighted average common stock outstanding
     and assumed conversions (000s)                  760           750          760           750
                                               =========     =========    =========     =========


(1) Sales are presented net of Federal Excise Taxes of $10.4 and $11.0 for the quarters ended and $24.4 and $24.4 for the year-to-date periods ended September 30, 1998 and 1997, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI Holding, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in Millions)


                                                                             -------------------
                                                                                   Unaudited
                                                                             -------------------
                                                                                 Year-to-Date
                                                                                September 30,
                                                                             -------------------
                                                                               1998        1997
                                                                             -------     -------
Operating Activities

          Net Cash provided by Operating Activities                          $  16.5     $  24.9

Investing Activities

              Capital Expenditures                                              (3.7)       (3.8)
                                                                             -------     -------

          Net Cash used in Investing Activities                                 (3.7)       (3.8)


Financing Activities

              Net borrowings (payments) under Revolving Credit Facility          6.5        (5.0)
              Principal payments on Long-Term Debt                             (16.2)      (15.7)
              Principal payments on Short-Term Debt                             (0.8)       (1.1)
              Debt Issuance Costs                                               --          (0.8)
                                                                             -------     -------

          Net Cash used in Financing Activities                                (10.5)      (22.6)
                                                                             -------     -------
Increase (Decrease) in Cash and Cash Equivalents                                 2.3        (1.5)
Cash and Cash Equivalents at beginning of period                                 0.6         9.6
                                                                             -------     -------
Cash and Cash Equivalents at end of period                                   $   2.9     $   8.1
                                                                             =======     =======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI Holding, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                         September 30, 1998 (Unaudited)
                  (Dollars in Millions, Except Per Share Data)


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

               The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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


Note 2 - Inventories

               Inventories consisted of the following at:

                                                 September 30,      December 31,
                                                     1998               1997
                                                 ------------       ------------
                                                 (Unaudited)
                     Raw Materials                  $ 12.0             $ 13.9
                     Semi-Finished Products           18.3               20.0
                     Finished Product                 44.9               56.1
                                                    ------             ------
                          Total                     $ 75.2             $ 90.0
                                                    ======             ======

Note 3 - Long-Term Debt

               Long-term debt consisted of the following at:

                                                                       September 30,      December 31,
                                                                            1998              1997
                                                                       -------------      -----------
                                                                        (Unaudited)

                     9.5% Senior Subordinated Notes due 2003             $  99.7             $  99.6
                     Credit Agreement:
                          Term Loans                                        54.5                68.2
                          Revolving Credit Facility                         26.4                19.9
                     Capital Lease Obligations                               3.9                 5.3
                     Other                                                   0.8                 2.0
                                                                         -------             -------
                               Subtotal                                  $ 185.3             $ 195.0
                     Less: Current Portion                                  24.0                21.5
                                                                         -------             -------
                               Total                                     $ 161.3             $ 173.5
                                                                         =======             =======

               The Credit Agreement was amended in September 1998 to permit the Company to expend up to $25.0 toward the repurchase of Remington's 9.5% Senior Subordinated Notes due 2003, Series B (the "New Notes").


Note 4 - Restructuring

               The Company recorded charges for restructuring in 1996 of $4.9. The reserve balance of $0.2 at September 30, 1998 is included in other accrued liabilities in the accompanying balance sheet. During the nine months ended September 30, 1998, the Company paid out $0.1 and reduced the reserve by $0.8 to reflect changes between the amount originally estimated and the actual amount incurred.


Note 5 - Financial Position and Results of Operations of Holding and Remington

               The following consolidating condensed financial data provides information regarding the financial position and results of operations of Holding and its wholly owned subsidiary, Remington, including Remington's wholly owned subsidiary Remington International, Ltd. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the New Notes. Further, the New Notes are fully and unconditionally guaranteed by Holding.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                               September 30, 1998
                              (Dollars in Millions)

                                                                                     RACI Holding
                                                                                       Inc. and
                                            Holding       Remington   Eliminations   Subsidiaries
                                            --------      ---------   ------------   ------------
ASSETS
Current Assets                              $     --      $  212.4      $     --       $ 212.4
Receivable from Remington                        1.0            --           1.0            --
Noncurrent Assets                              100.0         180.1         100.0         180.1
                                            --------      --------      --------      --------
     Total Assets                           $  101.0      $  392.5      $  101.0      $  392.5
                                            ========      ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities                         $     --      $   86.1      $     --      $   86.1
Payable to RACI Holding, Inc.                     --           1.0           1.0            --
Noncurrent Liabilities                            --         205.4            --         205.4
Shareholders' Equity                           101.0         100.0         100.0         101.0
                                            --------      --------      --------      --------
     Total Liabilities and
          Shareholders' Equity              $  101.0      $  392.5      $  101.0      $  392.5
                                            ========      ========      ========      ========



                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATING CONDENSED BALANCE SHEETS
                                December 31, 1997
                              (Dollars in Millions)

                                                                              RACI Holding
                                                                                Inc. and
                                      Holding      Remington   Eliminations   Subsidiaries
                                      --------     ---------   ------------   ------------
ASSETS
Current Assets                        $    --      $  185.1      $    --      $  185.1
Receivable from Remington                 1.0            --          1.0            --
Noncurrent Assets                        85.3         195.6         85.3         195.6
                                      -------      --------      -------      --------
     Total Assets                     $  86.3      $  380.7      $  86.3      $  380.7
                                      =======      ========      =======      ========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current Liabilities                   $    --      $   76.9      $    --      $   76.9
Payable to RACI Holding, Inc.              --           1.0          1.0            --
Noncurrent Liabilities                     --         217.5           --         217.5
Shareholders' Equity                     86.3          85.3         85.3          86.3
                                      -------      --------      -------      --------
     Total Liabilities and
          Shareholders' Equity        $  86.3      $  380.7      $  86.3      $  380.7
                                      =======      ========      =======      ========

                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                              (Dollars in Millions)

                                                                                 RACI
                                                                                Holding,
                                                                                Inc. and
                                        Holding     Remington   Eliminations  Subsidiaries
                                        -------     ---------   ------------  ------------
QUARTER ENDED
SEPTEMBER 30, 1998
Sales                                   $   --      $  114.9      $   --      $  114.9
Gross Profit                                --          34.6          --          34.6
Equity in Earnings of Subsidiary           6.4            --         6.4            --
Net Income                              $  6.4      $    6.4      $  6.4      $    6.4

QUARTER ENDED
SEPTEMBER 30, 1997
Sales                                   $   --      $  125.4      $   --      $  125.4
Gross Profit                                --          36.6          --          36.6
Equity in Earnings of Subsidiary           6.8            --         6.8            --
Net Income                              $  6.8      $    6.8      $  6.8      $    6.8


                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                              (Dollars in Millions)

                                                                                 RACI
                                                                                Holding,
                                                                                Inc. and
                                        Holding     Remington   Eliminations  Subsidiaries
                                        -------     ---------   ------------  ------------
NINE MONTHS ENDED
SEPTEMBER 30, 1998
Sales                                   $    --      $  294.8      $    --      $  294.8
Gross Profit                                 --          94.8           --          94.8
Equity in Earnings of Subsidiary           14.7            --         14.7            --
Net Income                              $  14.7      $   14.7      $  14.7      $   14.7

NINE MONTHS ENDED
SEPTEMBER 30, 1997
Sales                                   $    --      $  299.8      $    --      $  299.8
Gross Profit                                 --          86.3           --          86.3
Equity in Earnings of Subsidiary            4.5            --          4.5            --
Net Income                              $   4.5      $    4.5      $   4.5      $    4.5

Note 6 - Commitments and Contingencies

               The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations and other matters arising in the normal course of business. Under the Asset Purchase Agreement, the Company generally bears financial responsibility for all product liability cases and claims relating to occurrences after the closing of the Acquisition, except for certain cases and claims relating to shotguns as described below and except for all cases and claims relating to discontinued products. It is difficult to forecast the outcome of litigation. However, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the closing of the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related costs), the Company does not believe that the outcome of pending product liability cases and claims involving post-Acquisition occurrences, which arose prior to September 30, 1998, individually or in the aggregate, will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Because the Sellers retained liability for future product liability cases and claims involving pre-Acquisition occurrences and agreed to indemnify the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the closing of the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.


Note 7 - Recent Accounting Developments

               In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for calendar year-ends starting in 1998, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. This statement does not require application to interim financial statements in the initial year. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.

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

Note 8 - Subsequent Event

               Subsequent to September 30, 1998, the Company has repurchased approximately $6.6 of the New Notes on the open market with borrowings under its revolving credit facility. The effect of this repurchase was not material to the Company's statement of operations.



Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

               The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of RACI Holding, Inc. ("Holding") and its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiary, Remington International, Ltd. (together with Remington and Holding, the "Company"), and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1997, on file with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of results that may be expected for the year ended December 31, 1998, in part due to the seasonality of the Company's business.

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

               The markets in which the Company competes are highly competitive. Product image, quality and innovation are the dominant competitive factors in the firearms industry and price is the dominant factor in the ammunition industry. While the Company intends to respond to competitive pressures, such responses may affect quarterly results. In addition, the Company believes that the market for firearms and ammunition is a mature market, which the Company expects will remain flat, at least in the near term.

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


Results of Operations for the Three and Nine Month Periods Ended September 30, 1998 as Compared to the Three and Nine Month Periods Ended September 30, 1997

               Sales. Sales for the third quarter of 1998 were $114.9 million, a decrease of $10.5 million, or 8.4%, from 1997 third quarter sales of $125.4 million. Sales for the first nine months of 1998 were $294.8 million, a decrease of $5.0 million, or 1.7%, from 1997 year-to-date sales of $299.8 million. The decrease in sales for the quarter and year-to-date periods was primarily due to lower sales in ammunition and firearms as a result of the factors described below.

               Firearms sales decreased $0.7 million, or 1.7%, to $41.5 million for the third quarter of 1998 from $42.2 million in the third quarter of 1997. Year-to-date sales in 1998 were $129.5 million, $3.0 million, or 2.3%, lower than the prior year-to-date period. The decreases in the quarter and year-to-date periods were primarily the result of softness in demand for certain higher-priced rifles, but were somewhat offset by product introductions and higher pricing on firearms overall.

               Ammunition sales for the third quarter of 1998 were $60.9 million, a decrease of $8.7 million, or 12.5%, from the comparable 1997 sales of $69.6 million. The decrease in ammunition sales in the quarter was primarily due to a second quarter centerfire rifle ammunition promotion that shifted some demand into the second quarter. Year-to-date sales in 1998 were $123.8 million, a decrease of $4.8 million, or 3.7%, from the prior year-to-date period, primarily due to lower sales volumes in all ammunition categories, as a result of changes in customer order practices.

               Sales for the third quarter of 1998 in fishing and accessory products declined $1.1 million, or 12.0%, from the third quarter of 1997, impacted by the 1998 weather-related shorter fishing season and lower gun safe sales. Year-to-date sales in fishing and accessory products increased
$2.3 million, or 8.0%, over the comparable prior year period primarily due to new product introductions.

               Cost of Goods Sold. Cost of goods sold for the third quarter of 1998 was $80.3 million, a decrease of $8.5 million, or 9.6%, versus $88.8 million for the third quarter of 1997. For the first nine months of 1998, cost of goods sold decreased $13.5 million, or 6.3%, to $200.0 million from $213.5 million for the same period in 1997. The decrease in both the quarter and year-to-date periods principally was due to a favorable mix of lower-cost firearm products, favorable commodity prices and reductions in other manufacturing costs (including reductions in pension expense, due to prior plan amendments and portfolio performance, and the absence in the 1998 period of some nonrecurring and startup costs incurred in 1997). As a percentage of sales, cost of goods sold for the third quarter of 1998 decreased to 69.9% from 70.8% and for the first nine months of 1998 decreased to 67.8% from 71.2% for the same periods in 1997. These decreases, as a percentage of sales, are due mainly to a favorable mix of higher-margin ammunition products, the reductions in commodity prices and other manufacturing costs noted above and, to a lesser extent, price increases on firearms.

               Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense, restructuring and nonrecurring items and other income and expense. Operating expenses for the third quarter of 1998 were $18.2 million, a decrease of $1.1 million, or 5.7%, from $19.3 million for the third quarter of 1997. Year-to-date operating expenses for 1998 were $54.4 million, a decrease of $5.2 million, or 8.7%, from $59.6 million for the same period of 1997 as a result of the factors described below.

               Selling, general and administrative expenses for the third quarter of 1998 were $16.0 million, a decrease of $1.3 million, or 7.5%, from $17.3 million for the third quarter of 1997. Year-to-date selling, general and administrative expenses were $47.3 million, a $4.8 million, or 9.2%, decrease from $52.1 million in the prior year-to-date period. The decrease for the quarter was primarily due to an adjustment resulting from the periodic review of estimated marketing communication expenses, and lower distribution and information technology expenses. The decrease between the year-to-date periods was primarily attributable to the above-stated factors coupled with lower bad debt expense.

               Research and development expenses were $2.0 million for the third quarter of 1998, an increase of $0.4 million, or 25.0%, from $1.6 million for the third quarter of 1997. For the nine months ended September 30, 1998, research and development expenses were $5.9 million, a $0.2 million, or 3.5%, increase from the same period in the prior year.

               Restructuring and nonrecurring items include reserve reductions of $0.4 million for the quarter and $0.8 million year-to-date to reflect actual versus estimated expenses.

               Interest Expense. Interest expense for the quarter ended September 30, 1998 was $4.9 million, a decrease of $1.1 million, or 18.3%, from $6.0 million during the third quarter 1997. Year-to-date interest expense was $15.3 million versus $18.7 million in the prior year-to-date period. The decrease in interest expense between the third quarter periods was primarily a result of a reduction in average outstanding debt, coupled with reductions in the interest rate charged under the credit agreement, dated as of November 30, 1993, as amended, among Remington and certain lending institutions (the "Credit Agreement"), related to improved financial performance. See "-Liquidity and Capital Resources - Liquidity." The decrease in interest expense between the year-to-date periods was primarily a result of a reduction in average outstanding debt, coupled with a reduction in the interest rate on the New Notes as a result of the completion of the Exchange Offer (as defined below), and to a lesser extent, the reduced interest rate charged under the Credit Agreement as noted above.

               Provision for Income Taxes. The provision for income taxes for the quarter ended September 30, 1998 was $5.1 million, compared to $4.5 million for the quarter ended September 30, 1997. The Company's effective tax rate was 41.4% and 43.8% for year-to-date 1998 and 1997, respectively. The effective rates for 1998 and 1997 exceed the federal statutory rate of 35% due primarily to the impact of state income taxes and nondeductible expenses.

               Net Income. Net income for the third quarter of 1998 was $6.4 million, a decrease of $0.4 million from the third quarter 1997. Net income for the nine months ended September 30, 1998 was $14.7 million, an increase of $10.2 million from the comparable 1997 period net income of $4.5 million, due primarily to the factors discussed above.


Liquidity and Capital Resources

               Cash Flows. Net cash provided by operating activities for the nine month period ended September 30, 1998 was $16.5 million, resulting primarily from net income adjusted for non-cash items of $34.0 million, a reduction in inventories and supplies of $15.9 million and an increase in accounts payable and other accrued liabilities of $7.5 million, offset by an increase in accounts receivable of $43.0 million. Accounts receivable increased to $99.3 million at September 30, 1998 principally due to $52.2 million of sales on extended payment terms. These terms provide cash discount incentives, and require payment in October 1998. The terms are granted to customers consistent with industry-wide programs and with prior years' experience. The Company has applied the proceeds from these receivables to the existing balance on its revolving credit facility. Net cash used in investing activities in the first nine months of 1998 was $3.7 million consisting of capital expenditures for replacement equipment and improvement projects concentrated on enhancing the efficiency of existing facilities. Net cash used in financing activities during the first nine months of 1998 was $10.5 million, primarily resulting from $16.2 million of principal payments on outstanding indebtedness, partly offset by borrowing under the revolving credit facility of $6.5 million.

               At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Credit Agreement. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of September 30, 1998, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement, and during the third quarter the Company qualified for a reduction in interest rates based on recent financial performance. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the revolving credit facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. The Company expects that it will have to replace the revolving credit facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000. No assurance can be given that the Company will be able to obtain such a replacement working capital facility or refinance such amounts on terms acceptable to the Company.

               Working Capital. Working capital increased to $126.3 million at September 30, 1998 from $108.2 million at December 31, 1997, primarily as a result of a $43.0 million increase in accounts receivable, partly offset by a $15.9 million decrease in inventories and supplies and a $7.5 million increase in accounts payable and other accrued liabilities. The September 30, 1998 accounts receivable balance was higher than the December 31, 1997 balance partly as a result of sales on extended terms consistent with industry standards and prior practices. See "-Cash Flows." Additionally, the seasonality of the Company's business causes accounts receivable and inventories to be higher in the first three quarters of the year. See "-Seasonality." The Company continues to focus on working capital management, including the collection of accounts receivable, maintaining inventory levels in line with sales projections and management of accounts payable. Primarily as a result of these efforts, inventories were $13.0 million lower and accounts receivable were $1.1 million lower at September 30, 1998 than at September 30, 1997.

               Capital Expenditures. Capital expenditures for the nine months ended September 30, 1998 were $3.7 million, principally for replacement equipment and improvement projects concentrated on enhancing the efficiency at existing facilities. On July 2, 1998, the board of directors of the Company approved purchase commitments for $5.1 million of machinery and equipment to improve efficiency at the Ilion facility, $1.0 million of which was expended during the third quarter of 1998, and approximately $0.9 million of which is expected to be expended during the fourth quarter of 1998.

               Liquidity. The Company incurred substantial indebtedness in connection with the Acquisition. As of September 30, 1998, the Company had outstanding $185.3 million of indebtedness, consisting of approximately $99.7 million ($100.0 million face amount) in 9.5% Senior Subordinated Notes due 2003, Series B (the "New Notes"); $54.5 million in term loan borrowings and $26.4 million in revolving credit borrowings under the Credit Agreement, $3.9 million in capital lease obligations and $0.8 million of other long-term debt. As of September 30, 1998 the Company also had aggregate letters of credit outstanding of $3.8 million. The Company's revolving credit facility had $120.9 million available for borrowing as of September 30, 1998.

               On June 23, 1997 the Company completed its offer to exchange (the "Exchange Offer") up to $100.0 million aggregate principal amount of Remington's registered New Notes for a like principal amount of Remington's issued and outstanding 9.5% Senior Subordinated Notes due 2003, Series A (the "Existing Notes" and together with the New Notes, the "Notes"). All of the Existing Notes were exchanged for New Notes. The interest rate on the Notes was 10% per annum from April 30, 1994 until June 22, 1997, the day before the date of consummation of the

Exchange Offer, and is currently 9.5% per annum. The reduction in interest payments amounts to approximately $0.5 million per year.

               The Credit Agreement was amended on September 23, 1998 to permit the Company to expend up to $25.0 million toward the repurchase of the New Notes. Subsequent to September 30, 1998, the Company repurchased approximately $6.6 million of the New Notes on the open market with borrowings under the Credit Agreement. From time to time, the Company may continue to repurchase additional amounts of the New Notes on the open market.


Seasonality

               The Company produces and markets a broad range of firearms and ammunition products used in various shooting sports. Several models of the Company's shotguns and several types of ammunition are intended for target shooting that generally occurs in the "off season." The majority of the Company's firearm and ammunition products, however, are manufactured for hunting use. As a result, sales of the Company's products are seasonal and concentrated toward the fall hunting season. The Company follows the industry practice of selling firearms pursuant to a "dating" plan allowing the customer to buy the products commencing at the beginning of the Company's dating plan year and pay for them on extended terms. The Company believes that this dating plan historically has had the effect of shifting some firearms sales from the second and third quarters to the first quarter. The Company's sales for the first three quarters of 1998 were less seasonal than in prior years, primarily due to the effect of the centerfire rifle ammunition promotion in the second quarter.


Recent Accounting Developments

               In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for calendar year-ends starting in 1998, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. This statement does not require application to interim financial statements in the initial year. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.

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

Year 2000 Compliance

               The year 2000 issue is the result of programming code that was written to use only two digits to define calendar year dates. As a result, computers, software and other equipment that include such programming code could fail to operate or produce correct results.

               In connection with the Acquisition, DuPont agreed to continue to provide data processing support and services for the Company during a transition period. In 1995, the Company completed the first phase of replacing its computer systems, including those provided by DuPont, with an enterprise-wide, fully-integrated system from SAP America, Inc. that will handle accounts payable, accounts receivable, general ledger, fixed assets, sales and distribution, plant maintenance and certain manufacturing systems. This system will eliminate most stand-alone legacy systems and result in all facilities operating within the same application software package. Systems that will not be replaced with the SAP software include human resources and payroll, which are already year 2000 compliant. The new system accommodates the dating changes necessary to permit correct recording of dates for the year 2000 and later years.

               The Company has also commenced a year 2000 project to address the Company's remaining systems, including both information technology and non-information technology systems. The work plan developed by the Company has four phases: site analysis, site assessment, testing and implementation. In the site analysis phase, which has been completed, the Company identified primary areas of concern such as software, networks, products, production equipment, trucking, telecommunications, customers, vendors, and other third parties such as banks and government agencies to be evaluated. Appropriate people at the Company's various facilities were asked to rank these areas at their facility as critical, which might include a single source supplier, somewhat critical, such as a preferred supplier, or not critical, where many alternatives are available.

               The site assessment phase, which consisted of on-site visits to determine which of the previously-identified areas of concern needed to be addressed at each facility, is approximately 80% complete for all facilities, for both information technology and non-information technology systems. The main component remaining is the surveying of significant third parties, including major customers, and suppliers of raw materials, parts and services. Surveys are scheduled to be mailed throughout November with responses requested by mid-December. The Company has identified 40 customers, representing 75% of its 1997 sales, from whom it plans to request information on their year 2000 compliant status. The Company also plans to contact 450 vendors, which supply approximately 90% of the raw materials and finished goods used by the Company, as well as banks, health care and service providers. Based on unfavorable responses or lack of response, the Company will evaluate whether the possible inability of customers, vendors or other third parties to continue to do business without interruption could have a material adverse effect on the Company's business, financial condition or results of operations. The Company expects to complete this assessment by the end of January 1999 and to have formulated a plan for seeking alternative business partners, if necessary, by the end of March 1999.

               The Company is currently testing systems at all of its facilities. Key non-information technology systems, including microcontrollers used in plant operations, are in the process of being tested with post-1999 dates. The testing of existing equipment is on schedule and is expected to be completed by December 1998 for both information technology systems and non-information technology systems. Once information has been received from customers with whom the Company does business electronically, the Company will begin transaction testing utilizing electronic data interchange. The Company expects to complete transaction testing of third parties in mid-1999.

               In the implementation phase, the Company will replace non-compliant systems with tested compliant systems. The Company has begun implementing year 2000 compliant information technology and non-information technology systems at all of its facilities and expects to have the implementation phase completed, with conversion of the final manufacturing facility to the SAP software at the end of July 1999. The Company estimates that with respect to its information technology systems that were not replaced by the installation of the SAP software, it has completed approximately 50% of the reprogramming or replacement necessary to upgrade these systems to be year 2000 compliant. With respect to non-information technology systems, the Company estimates that it has completed approximately 70% of the upgrades necessary to render such systems year 2000 compliant. The Company expects to have completed implementation of all remaining systems by the end of July 1999. The Company's telecommunications systems are being upgraded and are expected to be year 2000 compliant by early 1999.

               Due to the implementation of the computer system necessitated by the Acquisition, costs related specifically to year 2000 compliance, including allocation of internal salaries and related costs, are estimated to be less than $1.0 million. The Company estimates that it has spent less than $0.2 million on the year 2000 project. Costs of this project have come from the Company's cash flows and have been expensed as incurred except for hardware, which has been capitalized. Accordingly, the Company does not expect that the cost of year 2000 compliance will be material to its financial condition or results of operations.

               While the Company currently believes its year 2000 project addresses its material areas of concern, the failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures could have a material impact on the Company's results of operations, liquidity or financial condition. The year 2000 project is expected to significantly reduce the Company's level of uncertainty about the year 2000 problem and, in particular, about the year 2000 compliance and readiness of its significant business partners. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Company is currently developing a contingency plan in the event the Company is not able to complete its year 2000 project in a timely manner. It expects to have the contingency plan completed by December 1998. In the event the Company does not complete all phases of its year 2000 project by December 31, 1999, the most likely worst case scenario would be that suppliers would not be able to supply materials and that manufacturing accounting at the Ilion facility would have to be processed outside of the SAP software until the SAP software was functional at that site. The Company will address these issues in the contingency plan presently being developed.

               The discussion of the Company's efforts and expectations relating to year 2000 compliance are forward -looking statements and should be read in conjunction with the Company's disclosures under the heading: "Information Concerning Forward-Looking Statements." The Company's ability to achieve year 2000 compliance and the costs associated therewith could be adversely impacted by, among other things, the availability of resources, the ability of customers, vendors or third parties to achieve year 2000 compliance and unanticipated problems in the testing and implementation phases of its year 2000 project.

Regulatory Developments

               The Brady Handgun Violence Prevention Act of 1993 (the "Brady Bill") is expected to be extended to shotguns and rifles on November 30, 1998. The extension of the Brady Bill will mandate a new national system of instant background checks for all firearm buyers, to be operated by the Federal Bureau of Investigations and state governments, that will replace the system of checks on handgun buyers that has been in place at the state and local level since February 1994. The Company believes that the expected extension of the Brady Bill to shotguns and rifles could impact fourth quarter sales and future results of operations, although the effect of the Brady Bill extension, if any, on the financial condition or results of operations of the Company cannot be determined at this time. In addition, there can be no assurance that federal, state, local or foreign regulation of firearms and ammunition will not become more restrictive in the future and that any such development would not have a material adverse effect on the financial condition or results of operations of the Company.


Information Concerning Forward-Looking Statements

               Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's belief that tighter inventory control practices will continue and are likely to cause the Company to experience increased liquidity and working capital requirements; (b) management's belief that demand is stabilizing as customers' inventories reach their targeted levels; (c) the Company's intention to respond to competitive pressure, which may affect quarterly results; and (d) the Company's belief that the market for firearms and ammunition will remain flat, at least in the near term; (ii) the statements in "-Liquidity and Capital Resources - Cash Flows" concerning (a) the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the revolving credit facility and (b) the Company's expectation that it will have to replace the revolving credit facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000; (iii) the statement in "-Liquidity and Capital Resources - Capital Expenditures" concerning the Company's expectation that it will expend $0.9 million of its existing purchase commitments at its Ilion facility during the fourth quarter 1998; (iv) the statement in "Liquidity and Capital Resources - Liquidity" concerning the Company's expectation that it may continue to repurchase the New Notes on the open market from time to time; (v) the statements in "-Year 2000 Compliance" concerning (a) the functions that will be handled by the SAP software and such software's expected replacement of most stand-alone legacy systems, (b) the Company's completion dates for the Company's evaluation of third party responses and formulation of a plan for seeking alternative business partners, (c) the Company's expectation as to when testing and implementation of information technology and non-information technology systems will be completed, (d) the Company's expectation that the cost of year 2000 compliance will not be material to its financial condition or results of operations, (e) the Company's belief that its year 2000 project addresses its material areas of concern, (f) the Company's expectation that the year 2000 project will significantly reduce the Company's level of uncertainty about the year 2000 problem, (g) the Company's belief that the implementation of new business systems and the completion of the year 2000 project will reduce the possibility of significant interruptions of normal operations, (h) the Company's expectation that it will have the contingency plan completed by December 1998 and (i) the Company's identification of the most likely worst case scenario; (vi) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations"; (vii) the statements in "-Regulatory Developments" concerning the Company's belief that the expected extension of the Brady Bill to shotguns and rifles on November 30, 1998 may impact fourth quarter sales and future results of operations; (viii) the statements in "Legal Proceedings" concerning (a) the substitution of Sporting Goods Properties, Inc. for Remington as the appropriate defendant in the Wright case, (b) the Company's belief that appellate courts' decision in Luna should govern class action claims against Remington and the Sellers, and (c) the Company's belief that although it anticipates that it will continue to be involved in product liability cases and claims in the future, the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company; and (ix) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

               Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Results of Operations for the Three and Nine Month Periods Ended September 30, 1998 as Compared to the Three and Nine Month Periods Ended September 30, 1997", "-Liquidity and Capital Resources", "-Year 2000 Compliance", "-Regulatory Developments" and "Legal Proceedings"), in the Company's Annual Report on Form 10-K for the period ended December 31, 1997, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

               The Company and the Sellers are engaged in the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products. As of September 30, 1998, 28 such cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, all of which are individual actions alleging personal injury, and many seek punitive as well as compensatory damages. Of these pending individual cases, approximately eight involve either discontinued products or pre-Acquisition occurrences, for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 20 of the pending cases involve post-Acquisition occurrences for which the Company bears responsibility under the Asset Purchase Agreement; the Sellers have some responsibility for the costs of six of these cases involving certain shotguns, as described below. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

               Among the new product liability cases filed during the third quarter of 1998 is Wright, et al. vs. Golden, et al., a wrongful death case involving the March 24, 1998 schoolyard shooting in Jonesboro, Arkansas by two young boys. One of the guns allegedly used in the tragedy was a Remington Model 742 rifle. The case, filed in Craighead County, Arkansas state court, was brought on behalf of the estates of the teacher and two of the four schoolgirls killed in the incident. In addition to Remington, the other defendants include the two shooters, their parents, the grandfather of the shooter from whom the guns used in the shooting were stolen, and the apparently defunct distributor of a carbine that was also used. As to Remington, the plaintiffs allege that the Model 742 was defective because it did not come with a trigger lock and because of an alleged failure to warn the owner of the gun of the danger of its theft. Remington has answered the complaint, stating various grounds why the action should be dismissed as a matter of law. Because the Model 742 is a discontinued product, the Sellers are responsible for the costs associated with the defense of this action, and Sporting Goods Properties, Inc. (as manufacturer of the Model 742) will be substituted for Remington as the appropriate defendant. On October 30, 1998, a second complaint was filed in the same court by the families of the three other schoolgirls killed in the Jonesboro shooting. This action, Herring, et al. v. Sporting Goods Properties, Inc., et al., was brought by the same plaintiffs' counsel as in Wright and is based on the same legal theories set forth in the Wright complaint. Herring alleges that one of these three victims was shot with the Model 742.

               One case is not included in the figures listed above. Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. du Pont de Nemours and Company et al. ("Luna"), which was pending at the time of the Acquisition, and for which the Company assumed financial responsibility up to the amount of the Cap, was asserted as a class action involving bolt-action rifles. Certification was sought of a class of owners of Remington brand firearms, generally claiming economic loss based on alleged product defect, and seeking compensatory, punitive and treble damages, plus other costs.

               Luna was filed in 1989 against the Sellers in Texas district court in Jim Wells County, and amended in December 1993 and again in July 1996. The plaintiffs sought certification of a class consisting of all Texas owners, allegedly 400,000 in number, of Model 700 bolt-action rifles. In June 1996, the district court issued a ruling that certified for class treatment the limited issues of whether the Model 700 fire control system is "defective" and, if so, the "cost of repair." The Sellers appealed this ruling to the intermediate level state appellate court, which on February 11, 1998, reversed the class certification decision. The plaintiffs' request for rehearing was denied by the Court of Appeals, as was their petition for review by the Texas Supreme Court. Remington was not named as a defendant until July 1996, after the class certification was appealed, and was not a party to the appeal. Although a motion to certify a class against Remington was briefed and argued in June 1997, it has not yet been decided. (Holding has not been named as a defendant in this case.) Nevertheless, the appellate courts' decisions should govern class action claims against it as well as the claims against the Sellers. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against claims for economic loss involving Model 700 rifles shipped up to 42 calendar months after the Acquisition (prior to the end of May 1997). Claims of economic loss involving Model 700 rifles shipped thereafter would be the Company's responsibility and, to the extent that such claims do not involve personal injury or property damage, they would not be covered by the Company's product liability insurance. (A second economic loss class action, Leonel Garza, et al., v. Sporting Goods Properties, Inc., et al. ("Garza"), involving certain Remington model shotguns, was settled in 1996 and final disposition of settlement funds was resolved in April 1998.)

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


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    4 Fifth Amendment, dated as of September 23, 1998, to the Credit Agreement (previously filed May 3, 1996 as Exhibit 4.4 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended).

    27   Financial Data Schedule.

    99   Reconciliation of Income from Operations to EBITDA.



(b) Reports on Form 8-K

      During the quarter ended September 30, 1998, the Company filed no reports on Form 8-K.

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



November 12, 1998

                                INDEX TO EXHIBITS



Exhibit No.      Description
-----------      -----------
4                Fifth Amendment, dated as of September 23, 1998, to the Credit
                 Agreement (previously filed May 3, 1996 as Exhibit 4.4 to
                 Registration Statement No. 333-4520, 333-4520-01 under the
                 Securities Act of 1933, as amended).

27               Financial Data Schedule.

99               Reconciliation of Income from Operations to EBITDA.