Form 10-K405
period 1998-12-31
RACI HOLDING INC
filed 1999-03-30
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K

 (Mark One)
 [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER : 333-4520
            --------------------------------------------------------
                               RACI HOLDING, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                           51-0350929
(State or other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
                organization)

                               870 REMINGTON DRIVE
                                  P.O. BOX 700
                       MADISON, NORTH CAROLINA 27025-0700
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (336) 548-8700

              (Registrant's telephone number, including area code)
            --------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: NONE

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

         Yes  [X]          No  [ ]

         As of March 17, 1999, the registrant had outstanding 760,000 shares of Class A Common Stock, par value $.01 per share and 0 shares of Class B Common Stock, par value $.01 per share.

                         TABLE OF CONTENTS TO FORM 10-K
                         -------------------------------

      PART I..................................................................................... 3
         ITEM 1. BUSINESS........................................................................ 3
         ITEM 2. PROPERTIES......................................................................12
         ITEM 3. LEGAL PROCEEDINGS...............................................................13
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................14

     PART II.....................................................................................15
         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS......................................................15
         ITEM 6. SELECTED FINANCIAL DATA.........................................................16
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS.......................................18
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                            MARKET RISK..........................................................31
         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................32
         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE......................................56

     PART III....................................................................................57
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................57
         ITEM 11. EXECUTIVE COMPENSATION.........................................................59
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT.............................................................63
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................63


     PART IV.....................................................................................65
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                          ON FORM 8-K............................................................65

                                     PART I

ITEM 1.  BUSINESS

         RACI Holding, Inc. ("Holding") and its wholly-owned subsidiary Remington Arms Company, Inc. ("Remington"), are Delaware corporations organized in 1993 at the direction of Clayton, Dubilier & Rice, Inc. ("CD&R"), a private investment firm, to acquire (the "Acquisition") substantially all the assets and business of Sporting Goods Properties, Inc. ("Sporting Goods") as well as certain other assets of E. I. du Pont de Nemours and Company ("DuPont" and together with Sporting Goods, the "Sellers") used in connection with the marketing of fishline and fishline accessories (collectively, the "Business"). Unless the context otherwise requires, the term "Company" means, with respect to periods prior to the Acquisition, the Business conducted by the Sellers, and with respect to periods after the Acquisition, Holding and its subsidiaries, including Remington.

         Founded in 1816, the Company is engaged in the design, manufacture and sale of sporting good products for the hunting/shooting sports and related markets. The Company's product lines consist of firearms, ammunition and hunting/gun care accessories sold under the Remington(R) name and other labels, fishing products sold under the Stren(R) name and other labels and clay targets.

         Certain market share and competitive position data contained in this report is based on the most recent data published by the National Sporting Goods Association ("NSGA"), American Sports Data Incorporated ("ASD") and the Sports Markets Research Group ("SMRG"). The Company believes that such data is inherently imprecise and may not accurately reflect the Company's market shares for more recent periods, but is generally indicative of its relative market share and competitive position.

         The following sets forth the Company's sales for its aggregated operating segments for the periods shown (See Note 19 to the Company's consolidated financial statements for the year ended December 31, 1998 appearing elsewhere in this report):

                                                YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------
                                    1998                1997                1996
                                    ----                ----                ----

Hunting/Shooting Sports            $ 328.8            $  328.8            $  342.3
Other (a)                             51.9                52.4                48.1
                                   -------            --------            --------

Total Sales                        $ 380.7            $  381.2            $  390.4
                                   =======            ========            ========

------------------------
(a) Consists of fishing products, accessories, clay targets and commercial powdered metal product ("PMP") parts.

HUNTING/SHOOTING SPORTS

         Remington is the only domestic manufacturer of both firearms and ammunition and, according to NSGA, was the largest U.S. manufacturer of shotguns and rifles in 1997. The Company enjoys a domestic market leadership position for many of its firearms product lines and is one of the three major manufacturers in the domestic ammunition market. According to ASD, as of 1997, approximately 26 million people in the United States enjoy shooting sports, including approximately 16 million who hunt annually. Overall, the market for hunting-related products is a large, mature market that the Company believes generally will remain relatively flat, at least in the near future. Total domestic consumer expenditures in this market for 1997 was estimated by NSGA to be $1.7 billion.

         The Company believes that a number of trends currently exist that are potentially significant to the hunting/shooting sports market. First, the Company believes that the development of rural property in many locations has curtailed or eliminated access by hunters to private and public lands. However, the Company also believes that the number of private hunting facilities is increasing, as is the availability of alternatives to traditional hunting activities, such as sporting clays and shooting games that simulate hunting, and that these trends may help offset increasing restrictions on access and land use. Second, environmental issues, such as concern about lead in the environment, may also adversely affect the industry. See "-- Environmental Matters." The Company has developed a line of shotshells that use steel shot instead of the industry standard lead shot, and that are intended to reduce the amount of lead being introduced into the environment and to appeal not only to the shooter legally required to use steel shot, but also to the environmentally concerned shooter. Third, the Company believes that safety issues may affect sales of firearms, ammunition and other shooting-related products; in the northeastern United States, for example, some communities permit hunters to use only shotguns (which have a shorter average range than rifles) for deer hunting in order to minimize the possibility of shooting accidents in more densely populated areas. The Company markets specialized ammunition, its Premier(R) Copper Solid(TM) sabot slug, that is intended for use in a shotgun but that is designed to give hunters the accuracy and effectiveness of a rifle. Additionally, the Company believes that the current trend, or the consumer perception thereof, toward firearms regulatory proposals and municipal handgun litigation could adversely affect the firearms and ammunition market. The Company produces firearms and ammunition that are generally used by hunters and sporting enthusiasts, does not produce "assault weapons" as defined in the federal law enacted in 1994, nor handguns, although it does produce handgun ammunition, and has no significant sales through gun shows.

         Although the Company believes that these trends have not had a material adverse effect on its business in the past, there can be no assurance that they will not do so in the future, or that industry sales of firearms, ammunition and other shooting-related products will not decline. See "--Regulation."

Products

         The Company's Hunting/Shooting Sports product offerings include a comprehensive line of recreational shotguns and rifles, sporting ammunition and ammunition reloading components. During its 182-year history, the Company has introduced its versions of the metallic centerfire cartridge (1867), the auto-loading shotgun (1905), the repeating centerfire rifle (1906), the pump-action shotgun (1907) and the bolt-action centerfire rifle (1921), all of which became standards in the industry.

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

         In 1997, according to NSGA, the Company had the largest share of the U.S. retail shotgun market based on sales volume, at approximately 39%, with its nearest competitor holding a market share of approximately 15%. The Company produces numerous variations of shotguns. The Company's most popular shotguns, the Model 1100(TM) and Model 11-87(TM) auto-loading and the Model 870(TM) pump-action, range in retail list price from approximately $230 to $900. Remington shotguns are offered in versions that are marketed to both the novice and the experienced gun owner. Specialty shotguns focus on the deer and turkey hunting markets, recreational and competitive clay target shooting and various law enforcement applications.

         Remington was also the largest brand of rifles in the United States in 1997 based on sales volume, according to NSGA, with a market share of approximately 27%, with its nearest competitor holding a market share of approximately 17%. The Company's most popular rifles are the Model 700(TM), Model Seven(TM), Model 7400(TM) and Model 7600(TM) centerfire rifles and the family of Model 597(TM) rimfire rifles. To appeal to a broad range of shooters, the Company manufactures these rifles in a wide variety of calibers, configurations and finishes. The Company presently manufactures three types of centerfire rifles: bolt-action, pump-action and auto-loading. In addition, the Company produces bolt-action, pump-action and auto-loading .22 caliber rimfire rifles. The Company's bolt-action Model 700 rifle is a standard in the industry, and the Company has versions utilizing stainless steel barrels and synthetic stocks for weather durability. Retail list prices for the Company's most popular rifles range from approximately $130 to $800.

         In the ammunition market, the Company believes it is one of the largest brands in the United States, with a market share according to management's estimate of approximately 21% based on 1997 sales dollars. The Company designs, manufactures and markets a complete line of sporting ammunition products, including shotgun shells, metallic centerfire ammunition for use in rifles and handguns and .22 caliber rimfire ammunition. The Company also produces and markets sporting ammunition components used by smaller ammunition manufacturers, as well as by private consumers engaged in the practice of reloading centerfire cases or shotgun shells.

         The Company distributes its ammunition products primarily under the brand names Remington, Peters(R) and UMC(R), through firearms dealers, sporting goods stores and mass merchandisers. In general, Remington branded products compete in both the middle and high performance categories, while the UMC and Peters brands are used for popularly priced ammunition.

         In recent years the Company introduced a number of new ammunition product lines intended to satisfy the trend towards more specialized, high performance products. Typical of Remington's introductions is the STS(TM), a premium quality shotshell for clay target shooting. In addition, the Company is committed to maintaining a leadership position in the design and manufacture of products that address hunting and shooting regulations focusing on environmental issues, and introduced the Disintegrator(TM), a lead-free frangible pistol ammunition that breaks into small pieces upon impact, for practice shooting and training.

         In recognition of market needs, in 1998, Remington introduced a number of new rifle and shotgun ammunition products, including a line of bullets with improved muzzle velocity and accuracy, and a new line of high velocity Nitro-Steel(TM) waterfowl shotshells providing improved performance in an environmentally-friendly steel load.

Service and Warranty

         The Company supports service and repair facilities for all of its firearms products in order to meet the service needs of its distributors, customers and consumers nationwide. Effective January 1, 1999, new Remington firearms products purchased in North America are warranted to the original purchaser, to be free from defects in material and workmanship for a period of two years from the registered date of purchase. Prior to January 1, 1999, the Company had no express consumer warranty program for firearms products, but honored an implied warranty similar to the new express warranty. The number of service and warranty claims received by the Company annually in the past was not material. The Company believes that any cost resulting from this program will not be material to its financial condition or results of operations.

Manufacturing

         The Company currently manufactures its Hunting/Shooting Sports products at three plants, located within the United States. The Company's facility in Ilion, New York manufactures shotguns, rifles, powdered metal parts and accessories such as extra barrels, and also houses a portion of the Company's gunsmith repair services, its custom gun shop, the Remington Country Store and the Remington Museum. The Company's facility in Mayfield, Kentucky manufactures rimfire rifles. The Company's facility in Lonoke, Arkansas manufactures loaded ammunition and ammunition components.

         To manufacture its various firearm models, the Company utilizes a combination of parts manufactured from raw materials at the Ilion and Mayfield facilities or components purchased from independent manufacturers. Prior to assembly, purchased parts may be modified through several secondary processes, such as metal removal, joining, heat treating, forming and coloring. Manufactured parts, including many of the basic metal component parts of the firearms manufactured by the Company, are produced from raw materials via the processes of material removal, finishing, heat treating and forming using metal and plastic injection molding techniques. Quality control processes are employed throughout the production process, utilizing specifically tailored testing procedures and analyses. The Company believes that its manufacturing safety record is excellent.

         The manufacturing of ammunition at Lonoke consists of four major production areas: Primer, Centerfire, Shotshell and Rimfire. In the Primer area, ingredients are manufactured on site utilizing two separate precipitation processes and then combined with fuels and binders to form primer mixture. The Centerfire operation consists of bullet manufacture, shell manufacture, priming, loading and packaging. The Shotshell operation consists of shot manufacture, head manufacture, body manufacture, assembly and priming, loading and packaging. Lead shot is manufactured by pouring molten lead through a screen, forming lead spheres which solidify as they fall over 100 feet into a cushion of water. The other components of a shotshell are made by forming from brass strip, brass plated steel and polyethylene hulls and wads via several stamping and extrusion processes. The Rimfire operation consists of shell manufacture, priming, loading and packaging. Several continuous rotary machines form shells, insert bullets and add smokeless powder. Throughout the various processes, Company technicians continuously monitor and test the velocity, pressure and accuracy levels of the ammunition. The Company believes that its manufacturing safety record is among the best in the U.S. ammunition market.

Supply of Raw Materials

         To manufacture its various products, the Company utilizes numerous raw materials, including steel, lead, brass, plastics and wood, as well as manufactured parts purchased from independent manufacturers. For a number of the Company's raw materials, it relies on one or a few suppliers. The Company's requirements for carbon steel, stainless steel, brass strip and walnut gun stock blanks are each currently being met by a single vendor. Generally, the Company has had satisfactory, long-term relationships with these suppliers. The Company has purchase contracts with certain of these suppliers for periods ranging from one to seven years with no commitment to purchase specified quantities, but no formal contracts with others. Although alternative vendors could be found for brass strip, carbon steel, stainless steel and walnut gun stock blanks, any disruption in the Company's relationships with any of these vendors or reductions in the production of the material supplied could, in each case, adversely affect the Company's ability to obtain an adequate supply of the material. The Company believes that it has a good relationship with each of these vendors and does not currently anticipate any material shortages or disruptions in supply from these vendors.

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

         The Company uses commodity options and futures contracts to hedge against the risk of increased prices for raw materials. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Financial Instruments."

ALL OTHER PRODUCT LINES

         According to ASD, as of 1997, approximately 50 million people participated in fishing activities. Fishing is considered an inexpensive sport that can be enjoyed by people of widely varying ages, skills and abilities. The Company distributes a range of monofilament fishline, terminal tackle and accessories under the brand name Stren, offering eight families of fishline for the recreational fisherman. The Company also markets a limited line of fishing accessories, including tools, knives, terminal tackle and lure accessories. The SMRG estimates that the U.S. retail market for recreational fishline was approximately $75 million in 1997, of which the Company has a 27% market share based on sales dollars.

         The Company purchases most of the fishline it requires for its product lines from DuPont under a supply agreement, which is automatically renewed annually unless either party notifies the other of its intent to terminate. Any disruption in the Company's relationship with DuPont, or reductions in fishline production by DuPont, could adversely affect the Company's ability to obtain an adequate supply of fishline on terms favorable to the Company. Alternative sources, many of which are foreign, exist from which the Company could obtain such supply. Although the Company currently has supply relationships with some of these alternative sources, the Company cannot estimate with any certainty the sufficiency of the quantity or quality of materials that could be so obtained. In addition, the Company may incur additional costs in sourcing raw materials from alternative producers.

         Remington produces a complete line of clay targets for use in trap and skeet shooting activities, marketed under the Blue Rock(R) brand name. The Company's clay targets are manufactured at two facilities located at Ada, Oklahoma and Findlay, Ohio. Targets are manufactured from a mixture of limestone and pitch. The mixture is fed into a continuous motion press that forms the target, and once formed, the target is cooled and painted.

         The Company also markets hunting and shooting accessories (including safety and security products, parts, care products, belts, clips and protective cases for firearms and folding and collectible knives) and commercial powdered metal parts for the automotive and firearms industries. The Company has licensed third parties to manufacture and market sporting and outdoor products. See "--Licensing."

MARKETING AND DISTRIBUTION

         The Company's products are distributed throughout the United States and in over 60 other countries. In the United States, Remington products are distributed primarily through a network of wholesalers and retailers who purchase the product directly from the Company for resale predominantly to gun dealers and end users, respectively. The end users include sportsmen, hunters, target shooters, gun collectors, and law enforcement and other government organizations.

         The Company's products are marketed primarily through manufacturer's sales representatives. In 1998, approximately 64% of the Company's revenues consisted of sales made through five manufacturer's sales representative groups who market principally to wholesalers, dealers and regional chains. Such sales representatives are prohibited from selling competing goods from other manufacturers and are paid variable commissions based on the product sold. The customers to which the sales representatives market the Company's products are authorized to carry specified types of Remington products for a non-exclusive one-year term, though not all carry the full range of products. These customers generally carry broader lines of merchandise than do the mass merchandisers and are less seasonal in sales. While the wholesalers, dealers and regional chains are currently experiencing a trend toward consolidation, the Company does not believe that this trend will materially adversely affect the Company's sales or profitability.

         The Company's in-house sales force markets the Company's product lines directly to national accounts (consisting primarily of mass merchandisers) and to federal, state and local government agencies. Approximately 19% of the Company's total net revenues and approximately 18% of the Company's Hunting/Shooting Sports revenues in 1998 consisted of sales made to a national account, Wal-Mart Stores, Inc. ("Wal-Mart"). National accounts generally provide convenient access for hunting and shooting consumers to the Company's products but carry a more limited array of products and are more seasonal in sales. The Company's sales to Wal-Mart are not governed by a written contract between the parties. Although the Company believes its relationship with Wal-Mart is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company's financial condition or results of operations. During 1996, changes in the inventory management practices and purchasing patterns of several key customers, including Wal-Mart, had a material effect on the Company's financial results and cash flows. See "Management's Discussion of Financial Condition and Results of Operations--Overview--Business Trends and Initiatives." No other single customer comprises greater than or equal to 10% of sales. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of a governmental purchaser.

         Foreign sales were approximately 7% for 1998 and 8% for both 1997 and 1996 of the Company's total revenues. Hunting/Shooting Sports foreign sales were approximately 8% for 1998 and 9% for both 1997 and 1996 of the Company's Hunting/Shooting Sports total revenues. Company sales personnel and manufacturer's sales representatives market to foreign distributors generally on a nonexclusive basis and for a one-year term. Remington also has a wholly-owned subsidiary, Remington International, Ltd., which is a foreign sales corporation.

         Most of the Company's firearms products that are generally used during the fall hunting season have been sold pursuant to a "dating" plan which allows the purchasing distributor to buy the products commencing at the beginning of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment under this plan. In the first quarter of each dating plan year, the Company receives orders from its customers, which are designated as firm by such customers, although the Company may permit adjustments in outstanding unfilled orders. The Company also follows industry practice in canceling most firearms orders from its distributors that remain unfilled at the end of each dating plan year. The Company maintains a dating plan relating to ammunition that offers discounts for payment prior to the Company's usual 90-day payment period. For further discussion of seasonality and related matters, see "Management's Discussion of Financial Condition and Results of Operations -- Purchasing Patterns; Seasonality." The backlog of unfilled total company orders was approximately $55.0 million as of November 30, 1998, compared to $37.0 million in the prior year. The backlog of unfilled Hunting/Shooting Sports orders was approximately $53.0 million as of November 30, 1998, compared to $35.0 million in the prior year.

RESEARCH AND DEVELOPMENT

         The Company maintains a research and development program, with approximately 50 employees assigned to these efforts as of December 31, 1998. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers, as well as successful products introduced to the market by the Company's competitors. The Company's research and development program involves an in-house team of engineers, draftsmen, product testers and marketing managers using tools such as computer-assisted design and a variety of consumer research techniques. Research and plant technical staff then collaborate to produce an experimental prototype, ensuring that products and manufacturing processes are concurrently designed. Following a successful prototype, a pilot run is commenced to ensure that plant personnel and equipment can manufacture the product efficiently. The Company has introduced several new products employing innovations in design and manufacturing, including the new 3 1/2" Model 870 Express(R) Super Magnum(TM) shotgun, the Model 597 family of auto-loading rimfire rifles and the Model 700 muzzle-loading black powder rifle. The Company has also directed its research efforts to developing lead-free primer mixes and steel shot shotshells as well as lead-free frangible pistol ammunition, to reflect trends toward products that address environmental concerns.

         Research and development expenditures for the continuing operations of the Company in 1998, 1997 and 1996 amounted to approximately $7.3 million, $7.4 million and $10.2 million, respectively.

PATENTS AND TRADEMARKS

         The Company's operations are not dependent to any significant extent upon any single or related group of patents. The Company does not believe that the expiration of any of its patents will have a material adverse effect on the Company's financial condition or its results of operations. The Company's operations are not dependent upon any single trademark other than the Remington word mark, the Remington logo mark, and, to a lesser extent, the Stren mark. Some of the trademarks used by the Company, however, are identified with and important to the sale of the Company's products. Some of the more important trademarks used by the Company, all of which are owned by the Company, are:
Remington, the Remington scroll logo, Stren, Core-Lokt(R) (jacketed centerfire bullets), Express (long range shotshells), Power Piston(R) (shotshell wads), Premier(R) (the Company's highest quality ammunition), Copper Solid (solid copper slugs), Golden Saber(TM) (high performance jacketed hollow point bullets for pistols/revolvers), Nitro-Steel (high powered steel shotshells), UMC (popularly priced ammunition, in a limited line of popular specifications), Leadless(TM) (reduced lead-releasing bullets), Nitro-27(R) (handicap trap loads), Model 700 (a family of bolt-action centerfire rifles), Model 1100 and Model 11-87 (families of auto-loading shotguns), Model 7600 (a family of pump-action centerfire rifles), Model 7400 (a family of auto-loading centerfire rifles), Model 870, including the Wingmaster(R) and the Express (a family of pump-action shotguns) and Model 597 (a family of .22 caliber rimfire rifles). The Company believes it has adequate policies and procedures in place to protect its intellectual property.

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

         The Company does not own any patents or other intellectual property with respect to the manufacture of the nylon monofilament fishline products that it markets and distributes. The Company purchases most of its fishline requirements under a supply agreement with DuPont. See "--All Other Product Lines."

LICENSING

         The Company licenses the Remington mark to certain companies that manufacture and market products that complement the Company's product line. Currently, the Remington mark is licensed for use on, among other things, sporting and outdoor apparel, caps, tents, backpacks, sleeping bags, leather products, non-prescription sun/safety eyeglasses, leisure furniture, tree stands, playing cards and certain other nostalgia/novelty goods. The Company strives to ensure that the quality, image and appeal of these licensed products are consistent with the high-quality image of its core products. These licenses generally grant an exclusive right to sell a specific product category, with the standard term being five years. Licenses increase the market recognition of the Remington trademark and enhance the Company's ability to market core products. Licensing facilitates new cross-marketing promotional opportunities and generates income. Certain of the Company's licensing efforts are carried out under terms established in the Trademark Settlement Agreement described above.

COMPETITION

         The markets in which the Company operates are highly competitive. Competition is based primarily on quality of products, product innovation, price, and customer service and support. Product image, quality and innovation are the dominant competitive factors in the firearms industry, with price the dominant factor in the ammunition industry.

         The Company's competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than the Company. The Company's shotgun products compete primarily with products offered by O. F. Mossberg & Sons, Inc., USRAC (which produces Winchester firearms) and Browning (both owned by the Walloon regional government of Belgium). According to NSGA, during 1997, these competitors comprised approximately 33% of the shotgun market. The Company's rifles compete primarily with products offered by Sturm, Ruger & Co., Inc., Marlin Firearms Co., USRAC, Savage Arms, Inc. and Browning. According to NSGA, during 1997, these competitors comprised approximately 54% of the rifle market. In the ammunition market, the Company competes primarily with the Winchester unit of Olin Corporation, and the Federal Cartridge Co. and CCI units of Blount, Inc. The Company's fishing line products compete primarily with products offered by Berkley, Inc. and JWA Fishing & Marine.

         The Company believes that it competes effectively with all of its present competitors. However, there can be no assurance that the Company will continue to do so, and the Company's ability to compete could be adversely affected by its leveraged condition.

SEASONALITY

         During 1998 and 1997, the Company's sales have been moderately seasonal, with higher sales during the third quarter, and lower sales during the other quarters, principally due to the need to meet customer requirements for ammunition and, to a lesser extent, firearms, during the primary hunting season. The Company follows the industry practice of selling firearms pursuant to a "dating" plan allowing the customer to buy the products commencing at the beginning of the Company's dating plan year. The Company believes that this dating plan has partially offset the seasonality of the Company's business by shifting some firearms sales to the first quarter. The Company believes that sales in 1996 experienced increased seasonality due in part to a shift in the timing of consumer demand related to regulation and changes in its ammunition prepayment program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Purchasing Patterns; Seasonality."

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

         Various bills have been introduced in Congress in recent years to repeal the ban on semi-automatic assault weapons and large-capacity ammunition feeding devices; the likelihood of their passage is uncertain. The Brady Handgun Violence Prevention Act of 1993 (the "Brady Bill") was extended to shotguns and rifles in November 1998. The extension of the Brady Bill mandates a national system of instant background checks for all firearms buyers, operated by the Federal Bureau of Investigation and state governments, that replaces the system of checks on handgun buyers that has been in place at the state and local level since February 1994. The Company does not produce handguns (generally defined as a firearm that has a short stock and is designed to be held and fired by the use of a single hand), or any firearm included on the list of "assault weapons" that was part of anti-crime legislation enacted by Congress in 1994.

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

         State and local laws and regulations vary significantly in the level of restrictions they place on gun ownership and transfer. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and ammunition. Many states currently have mandatory waiting period laws for handguns in effect. Currently, however, there are few restrictive state regulations applicable to handgun ammunition. The Company's current firearm and ammunition products generally are not subject to current state restrictions on ownership, use or sale of certain categories of firearms and ammunition, and generally would not be subject to any known proposed state legislation relating to regulation of "assault weapons."

         The Company believes that existing federal and state legislation relating to the regulation of firearms and ammunition has not had a material adverse effect on its sales of these products from 1996 through 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, there can be no assurance that the regulation of firearms and ammunition will not become more restrictive in the future and that any such development would not have a material adverse effect on the business of the Company. In addition, regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions.

EMPLOYEES

         As of December 31, 1998, the Company employed approximately 2,300 full-time employees of whom nearly 2,070 were engaged in manufacturing, approximately 180 in sales and general administration and approximately 50 in research and development. An additional work force of temporary employees is engaged during peak production schedules.

         The United Mine Workers of America ("UMWA") represent hourly employees at the Company's plant in Ilion, New York. The collective bargaining agreement with UMWA was renegotiated effective September 1997 for a five-year period expiring in September 2002. The Company also has a labor agreement with Local 2021 of the United Automobile, Aircraft and Agricultural Implement Workers of America, U.A.W., which represents hourly employees at the Company's plant in Findlay, Ohio, which agreement is terminable by either party on notice. Employees at the Company's Lonoke, Arkansas, Mayfield, Kentucky and Ada, Oklahoma facilities are not represented by unions. There have been no significant interruptions or curtailments of operations due to labor disputes since prior to 1968 and the Company believes that relations with its employees are satisfactory.

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

         The Company also has directed research efforts to developing more environmentally safe products, resulting in the addition of steel shot shotshells to its product line for hunters and the introduction of steel target shooting ammunition and lead-free frangible pistol ammunition.

         The Company has not been identified by any state or federal regulatory authorities as a potentially responsible party with respect to any sites under any applicable state or federal environmental regulations. The Sellers retained liability for environmental losses and liabilities relating to the ownership or operation of the Business prior to December 1, 1993 (the "Closing") that, together with liabilities relating to product liability cases and claims arising from occurrences prior to the Closing and disclosed to the Company, exceed a maximum aggregate amount (the "Cap"), which was exhausted in 1997, as discussed under "Legal Proceedings." Based on information known to the Company, the Company does not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on the results of operations or financial condition of the Company. However, it is not possible to predict with certainty the impact on the Company of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that environmental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on the Company.

THE ACQUISITION

         In connection with the Acquisition on December 1, 1993 under the asset purchase agreement (the "Asset Purchase Agreement") among Remington, Sporting Goods, and DuPont, Remington assumed (i) certain specified liabilities, including certain trade payables and contractual obligations of Sporting Goods,
(ii) financial responsibility up to the Cap, for certain product liability claims relating to disclosed occurrences prior to the Closing and for environmental claims relating to the operation of the Business prior to the Closing and (iii) liabilities for product liability claims relating to occurrences after the Closing, except for claims involving discontinued products. All other liabilities relating to or arising out of the operation of the Business prior to the Closing are excluded liabilities (the "Excluded Liabilities") which the Sellers retained and with respect to which the Sellers have certain obligations to indemnify Remington, as discussed below.

         The Asset Purchase Agreement requires the Sellers to indemnify Remington and its affiliates for inaccuracies in the representations and warranties made in the Asset Purchase Agreement (environmental matters being addressed separately), for the Sellers' failure to comply with covenants made in the Asset Purchase Agreement, and in respect of the Excluded Liabilities, which include, among other liabilities, certain tax liabilities and certain employee and retiree compensation and benefit liabilities. Subject to certain exceptions, the Sellers' indemnification obligation with respect to inaccuracies in their representations and warranties is subject to a deductible of $1.5 million and is limited to individual claims that exceed $25,000. The Sellers' overall liability in respect of their representations and warranties, covenants and the Excluded Liabilities, excluding environmental liabilities and certain product liability matters of the Company, is limited to an amount equal to the $299.8 million cash portion of the adjusted purchase price for the Acquisition plus $25.0 million. With certain exceptions, the Sellers' representations and warranties in the Asset Purchase Agreement expired 18 months after the Closing, and all claims for indemnification with respect thereto under the Asset Purchase Agreement were to have been asserted within 30 days of such expiration. The Company made claims for such indemnification involving product liability issues within such time period. See "Legal Proceedings."

         Under the Asset Purchase Agreement, Remington's financial responsibility for all environmental liabilities relating to the ownership or operation of the Business prior to the Closing, and for liabilities relating to any product liability claims arising from occurrences prior to the Closing, was limited to the Cap, which has been fully utilized. The Sellers retained all liabilities in respect of such environmental and product liability matters in excess of such amount, as well as for all claims relating to discontinued products, and are required to indemnify Remington with respect thereto. The Sellers are also required to indemnify Remington for certain other product-related claims for economic loss. In addition, the Sellers agreed in 1996 to indemnify Remington against a portion of certain product liability costs involving shotguns and arising from occurrences on or prior to November 30, 1999. These indemnification obligations of the Sellers relating to product liability and environmental matters (subject to a limited exception) are not subject to any survival period limitation, deductible or other dollar threshold or cap. The Sellers and Remington are also party to separate agreements setting forth agreed procedures for the management and disposition of environmental and product liability claims and proceedings relating to the operation or ownership of the Business prior to the Closing, and are currently engaged in the joint defense of certain product liability claims and proceedings. See "Legal Proceedings."

ITEM 2.  PROPERTIES

         The Company's manufacturing operations are currently conducted at five owned facilities. The following table sets forth certain information regarding each of these facilities:

                                                                                          SQUARE FEET
       PLANT                                           PRODUCT                          (IN THOUSANDS)
------------------                  --------------------------------------------        --------------

Ilion, New York                     Shotguns; centerfire and rimfire rifles                  1,000
Lonoke, Arkansas                    Shotshell; rimfire and centerfire ammunition               750
Mayfield, Kentucky                  Rimfire rifles                                              44
Findlay, Ohio                       Clay targets                                                40
Ada, Oklahoma                       Clay targets                                                21

         The Company believes that these facilities are suitable for the manufacturing conducted therein and have capacities appropriate to meet existing production requirements. The Lonoke, Ilion and Mayfield facilities each contain enclosed ranges for testing firearms and ammunition.

         The Company's headquarters and related operations are conducted in an office building owned by the Company in Madison, North Carolina. Research and development is conducted at a facility owned by the Company in Elizabethtown, Kentucky. All of the real property owned by the Company has been mortgaged to secure the Company's obligations under the Company's senior bank credit agreement, as amended, (the "Credit Agreement"). The Company also leases or contracts for services from various warehouses and is a party to a leasing arrangement involving a facility operated by a Company contractor.

ITEM 3.  LEGAL PROCEEDINGS

         Pursuant to the Asset Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products and (2) all product liability cases and claims involving products that had not been discontinued as of the Closing ("extant products") and relating to occurrences that took place prior to the Closing. The Company assumed financial responsibility, up to the Cap, for certain product liability cases disclosed to the Company and arising prior to the Closing. The Cap was exhausted in 1997, and the Sellers retained liability for, and are required to indemnify the Company against, all such disclosed product liability occurrences and such environmental liabilities in excess of the Cap. This indemnification obligation of the Sellers is not subject to any survival period limitation. Prior to the Acquisition, the Sellers were self-insured for product liability obligations of the Business, with excess insurance coverage available at $50.0 million per occurrence. Except for certain cases and claims relating to shotguns as described below and except for all cases and claims relating to discontinued products, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Closing.

         Since December 1, 1993, the Company has maintained insurance coverage for product liability claims subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate for personal injury or property damage relating to occurrences arising after the Closing. The Company believes that its current product liability insurance coverage for personal injury and property damage is adequate for its needs. The Company's current product liability insurance policy provides for a self-insured retention of $0.5 million per occurrence, with an aggregate annual limit of $7.0 million for liability indemnity and defense and other expenses combined, and aggregate annual sublimits of $4.5 million for indemnity and $4.5 million for expenses. The current policy has a batch clause endorsement, which in general provides that if a batch of firearms were to be defective, the Company's liability for expenses and damages related to the entire batch would be capped at the amount of self-insured retention for a single occurrence. The current policy excludes from coverage any pollution-related liability. The current policy period runs from December 1, 1998 through November 30, 2000.

         The Company and the Sellers are engaged in the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products. As of December 31, 1998, 31 such cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, all of which are individual actions alleging personal injury. Many of these cases seek punitive as well as compensatory damages. Of these pending individual cases, approximately nine involve either discontinued products or pre-Closing occurrences, for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 22 of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement; the Sellers have some responsibility for the costs of six of these cases involving certain shotguns, as described below. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

         The cases filed during 1998 include Wright, et al. v. Golden, et al. ("Wright"), and Herring, et al. v. Sporting Goods Properties, Inc., et al. ("Herring"), wrongful death cases involving the March 24, 1998 schoolyard shooting in Jonesboro, Arkansas filed in Craighead County, Arkansas state court. One of the guns allegedly used was a Remington Model 742(TM) rifle. As to Remington, the plaintiffs allege that the Model 742 was defective because it did not come with a trigger lock or other mechanism to prevent unauthorized use and because of an alleged failure to warn the owner of the gun of the danger of its theft. Because the Model 742 is a discontinued product, the Sellers are responsible for the costs associated with the defense of this action, and Sporting Goods (as manufacturer of the Model 742) has been substituted for Remington as the appropriate defendant.

         The figures listed above do not include Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. du Pont de Nemours and Company et al. ("Luna"), which was filed in 1989 in Texas district court in Jim Wells County. The plaintiffs sought certification of a class consisting of all Texas owners, allegedly 400,000 in number, of Model 700 bolt-action rifles. In June 1996, the district court certified for class treatment the limited issues of whether the Model 700 fire control system is "defective" and, if so, the "cost of repair." This ruling was reversed on appeal. Remington was not named as a defendant until July 1996, and was not a party to the appeal, although the appellate courts' decisions should govern class action claims against Remington as well. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against claims for economic loss involving Model 700 rifles shipped prior to the end of May 1997. Claims involving Model 700 rifles shipped thereafter would be the Company's responsibility and, to the extent that they do not involve personal injury or property damage, would not be covered by the Company's product liability insurance.

         As a manufacturer of shotguns and rifles, the Company has not been named in recent actions brought by certain municipalities against handgun manufacturers and sellers. The Company has been advised, however, that in one such case, a motion to intervene was filed seeking to name certain unidentified "ammunition manufacturers" as additional defendants. The motion has not been heard, or scheduled to be heard.

         The representations and warranties in the Asset Purchase Agreement expired 18 months after the Acquisition, with certain exceptions, and claims for indemnification with respect thereto were to be made within 30 days of such expiration. The Company made claims for such indemnification involving product liability issues within that time period. In 1996, the Company and the Sellers agreed that the Sellers would assume financial responsibility for a portion of the costs relating to product liability claims and cases involving certain shotguns manufactured prior to mid-1995 and based on occurrences arising prior to November 30, 1999, and that any claims the Company and the Sellers may have against each other under the Asset Purchase Agreement relating to shotguns (excluding various indemnification rights and the allocation of certain costs under the Cap) would be released. Any claims between the Company and the Sellers relating to other product liability issues remain open.

         Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to the amount of the Cap, with the Sellers retaining liability in excess of the Cap and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. In addition, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, its accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as described above), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for either Holding's or Remington's common stock. Prior to 1997, the only holder of Holding's Common Stock was The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"). On August 25, 1997 Holding filed a registration statement on Form S-8 with the Securities and Exchange Commission to register 12,500 shares of Class A Common Stock ("Common Stock"), par value $.01 per share, of Holding for issuance in accordance with the RACI Holding, Inc. Director Stock Purchase Plan. As of December 31, 1998, a total of 10,000 shares of Class A Common Stock had been issued to four directors. See "Security Ownership of Certain Beneficial Owners and Management." The only holder of Remington's common stock is Holding. No dividends have been paid by Holding on its shares of Common Stock nor does Holding expect to pay dividends on its Common Stock in the foreseeable future. As Holding has no separate operations, its ability to pay dividends is dependent upon the extent to which it receives dividends or other funds from Remington. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the respective company, subject to the restrictions set forth in the Credit Agreement and the indenture for its subordinated notes ("Indenture"), which currently restrict the payment of cash dividends to shareholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," "--Credit Agreement" and "--Notes" and Note 14 to the Company's consolidated financial statements for the year ended December 31, 1998 appearing elsewhere in this report.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial information derived from the Company's consolidated financial statements as audited by its independent accountants, PricewaterhouseCoopers LLP, for the five-year period ended December 31, 1998. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and related notes and other financial information included elsewhere in this report.

                                                                      YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------
                                                       1998        1997         1996        1995        1994
                                                       ----        ----         ----        ----        ----
STATEMENT OF OPERATIONS DATA:                               (Dollars in Millions, Except Per Share Data)

Sales (a)  ................................           $380.7      $381.2      $ 390.4      $427.0      $417.7
Gross Profit (b)...........................            121.7       111.3        108.7       134.3       123.5
Operating Expenses (b).....................             74.5        78.7         94.8        92.8        87.1
Restructuring and Nonrecurring Items.......             (0.3)         --          9.6          --          --
Operating Profit...........................             47.5        32.6          4.3        41.5        36.4
Interest Expense...........................             19.2        23.6         25.1        21.5        20.6
Profit (Loss) before Income Taxes..........             28.3         9.0        (20.8)       20.0        15.8
Net Income (Loss)..........................             17.2         5.5        (13.8)       11.5         9.4
Basic Income (Loss) Per Common Share.......            22.63        7.33       (18.40)      15.33       12.53
Diluted Income (Loss) Per Common Share.....            22.26        7.33       (18.40)      15.33       12.53
Ratio of Earnings to Fixed Charges (c).....              2.5x        1.4x         0.2x        1.9x        1.8x

OPERATING AND OTHER DATA:
EBITDA (d).................................           $ 64.2      $ 52.2      $  29.4      $ 56.0      $ 68.0
EBITDA Margin (d) (e)......................             16.9%       13.7%         7.5%       13.1%       16.3%
Depreciation and Amortization (f)..........           $ 15.9      $ 15.1      $  13.9      $ 11.7      $ 10.4
Other Non-cash Charges (g).................              1.1         3.7           --          --        16.8
Nonrecurring and Restructuring Items (h)...             (0.3)        0.8         11.2         2.8         4.4
Ratio of EBITDA to Interest Expense (d)....              3.7x        2.4x         1.3x        2.8x        3.6x
Consolidated Fixed Charge Coverage
   Ratio (i)...............................              3.4x        2.2x         0.7x        2.4x        3.1x
Capital Expenditures.......................           $  8.5      $  5.8      $  22.5      $ 18.9      $  9.3
Cash flows provided by (used in):
   Operating Activities....................             61.0        55.9         (2.7)      (12.5)       48.8
   Investing Activities....................             (8.5)       (5.8)       (22.5)      (17.5)      (16.2)
   Financing Activities....................            (48.2)      (59.1)        33.4       (10.5)       (9.7)

BALANCE SHEET DATA (END OF PERIOD):
Working Capital............................           $ 91.1      $108.2      $ 136.1      $125.0      $131.3
Total Assets...............................            354.5       380.7        435.0       404.4       403.3
Total Debt (j).............................            146.9       195.0        253.1       213.2       219.8
Shareholders' Equity.......................            103.5        86.3         79.8        93.6        82.1

(a) Sales are presented net of federal excise taxes. Excise taxes were $31.5 million, $31.0 million, $31.7 million, $36.0 million and $33.7 million for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

(b) Property and payroll taxes of $6.6 million, $7.4 million and $7.1 million for the years ended December 31, 1996, 1995 and 1994, respectively, have been reclassified from operating expenses to cost of goods sold to conform with the current presentation format.

(c) For purposes of computing this ratio, earnings consists of earnings before income taxes and fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of discount on indebtedness and one-third of rental expense (the portion deemed representative of the interest factor). Earnings were inadequate to cover fixed charges for the year ended December 31, 1996 by $21.0 million.

(d) EBITDA as presented is calculated in accordance with the definition of that term contained in the Company's Credit Agreement, and may not be comparable to similar measures reported by other companies. Generally, the Credit Agreement defines EBITDA to consist of net income (loss) adjusted to exclude cash interest expense, income tax expense, depreciation, amortization, non-cash expenses and charges, gain or loss on sale or write-off of assets, and extraordinary, unusual or nonrecurring gains, losses, charges or credits, and defines interest expense as cash interest. EBITDA, and the Ratio of EBITDA to Interest Expense, are presented to facilitate a more complete analysis of the Company's financial performance, by adding back non-cash and nonrecurring items to operating income, as an indicator of the Company's ability to generate cash to service debt and other fixed obligations. Investors should not rely on EBITDA as an alternative to operating income or cash flows, as determined in accordance with generally accepted accounting principles, as an indicator of the Company's operating performance, liquidity or ability to meet cash needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Company's operating income and cash flows.

(e)  Represents EBITDA as a percentage of revenues.

(f) Excludes amortization of deferred financing costs of $2.0 million, $1.7 million, $1.6 million, $1.5 million and $1.7 million in 1998, 1997, 1996, 1995 and 1994, respectively, which is included in interest expense.

(g) Non-cash charges consist of the following: (1) for 1998, a pension accrual of $0.4 million and a $0.7 million loss on disposal of assets, (2) for 1997, a pension accrual of $3.2 million and a $0.5 million loss on disposal of assets and (3) for 1994 an Acquisition-related inventory charge of $16.8 million.

(h) Nonrecurring and restructuring expenses excluded in calculating EBITDA consist of the following: (1) for 1998, nonrecurring legal charge of $0.4 million and restructuring accrual adjustments of $(0.7) million; (2) for 1997, $0.8 million of unusual and nonrecurring charges; (3) for 1996, $4.9 million in restructuring charges, a $4.7 million nonrecurring charge related to resolving a dispute with the Sellers, and $1.6 million for corporate relocation and employee retraining; (4) for 1995, $2.8 million in nonrecurring charges for computer system implementation and $1.0 million for corporate relocation, net of a $1.0 million nonrecurring research and development-related benefit; and (5) for 1994, $2.3 million for relocating and consolidating the Company's research and development function, $1.8 million in nonrecurring charges for computer system implementation, and $0.3 million for discontinuing the Company's apparel business.

(i) The Consolidated Fixed Charge Coverage Ratio is a financial measure used in the Indenture to determine when the Company can incur certain kinds of new debt and engage in certain other transactions. It measures the ratio of (a) the sum of Consolidated Net Income, Consolidated Interest Expense, Consolidated Income Tax Expense and Consolidated Non-Cash Charges (including depreciation, amortization and other non-cash charges) deducted in computing Consolidated Net Income (Loss), all determined in accordance with GAAP, to (b) the sum of Consolidated Interest Expense and cash dividends paid, if any, on any Preferred Stock, as each of these terms is defined in the Indenture. Generally, the principal difference between the Ratio of EBITDA to Interest Expense and the Consolidated Fixed Charge Coverage Ratio arises from the exclusion of nonrecurring and restructuring expenses in calculating EBITDA.

(j) Total debt consists of long-term debt, current portion of long-term debt and capital lease commitments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and related notes and the other financial information appearing elsewhere in this report.

OVERVIEW

General

         The following discussion and analysis relates to Holding, its subsidiary Remington, and Remington's wholly-owned subsidiary, Remington International, Ltd., on a consolidated basis. Holding has virtually no operations and its only significant asset is its investment in Remington.

         The Company's business is classified as one aggregated operating segment, and its revenues are derived primarily from sales of hunting/shooting sports and related products. This reportable segment accounted for approximately 86% of the Company's sales in both 1998 and 1997 and 88% in 1996. Other Company product lines include firearm-related accessories, clay targets and fishline and related products.

Business Trends and Initiatives

         The Company believes that several of its key customers instituted tighter inventory control practices to reduce inventory levels during 1996. The Company also believes that during 1997 additional key customers began to institute tighter inventory control practices by delaying purchases until product was needed to fill orders. This continued shift in customer buying patterns resulted in a modest softness in demand for the Company's products during 1996 and 1997. Although tighter inventory control practices have caused, and are likely to continue to cause, the Company to experience liquidity and working capital requirements to meet customers' shorter lead time order requirements, management believes that during 1998 demand stabilized as customers' inventories reached their targeted levels.

         The Company began its 1997 sales plan year on December 1, 1996 rather than on January 1, 1997. This change in the sales plan year extended the qualifying period for the early order or "dating" plan by one month to include December orders which, the Company believes, had the effect of reducing orders for firearms products in the first quarter of 1997. The 1998 and 1999 sales plan year began on December 1, 1997 and 1998, respectively.

         Although the Company believes that consumer concerns about regulation have not had a significant market influence for its firearms and ammunition products from 1996 through 1998, there can be no assurance that the regulation of firearms and ammunition will not become more restrictive in the future and that any such development would not adversely affect these markets. See "Business--Regulation" and "Legal Proceedings."

         In light of market constraints on sales growth opportunities and the Company's liquidity and working capital needs, the Company continues to focus on increasing profitability by increasing brand name awareness, introducing new products and containing costs. In 1996, the Company undertook a number of cost containment initiatives, strengthened the management team and improved operating efficiencies at the manufacturing facilities. The majority of the benefits from the 1996 restructuring initiatives were realized in 1997. During 1998 the Company's management team continued to focus on controlling costs and will continue to review all aspects of the Company's operations with a view towards managing costs in response to competitive pressures.

RESULTS OF OPERATIONS

         The following table shows, for the periods indicated, the percentage relationships to sales of certain selected financial data. Management's discussion and analysis of the Company's results of operations compares 1998 to 1997 results, and 1997 to 1996 results.

                                                         Year Ended       Year Ended      Year Ended
                                                        December 31,     December 31,    December 31,
                                                            1998             1997           1996(1)
                                                            ----             ----           -------

Sales                                                       100%             100%             100%

Cost of Goods Sold                                           68               71               72

Gross Profit                                                 32               29               28

Operating Expenses                                           20               20               24

Restructuring and Nonrecurring Items                          0                0                3

Operating Profit                                             12                9                1

Net Income (Loss)                                             5                1               (4)


         (1) Property and payroll taxes of $6.6 million have been reclassified from operating expenses to cost of goods sold to conform with the current presentation format.

Year Ended December 31, 1998 as Compared to Year Ended December 31, 1997

         Sales. Sales for the year ended December 31, 1998 of $380.7 million, were flat compared to 1997 sales of $381.2 million. Hunting/Shooting Sports sales were $328.8 million for both the years ended December 31, 1998 and 1997. Firearms sales of $170.7 million for the year ended December 31, 1998 increased $1.2 million from 1997. The Company believes the increase was primarily the result of increased volume due to successful new product introductions, such as the 3 1/2" Model 870 Express Super Magnum shotgun, and favorable pricing partially offset by a shift in the mix of firearms sold. Firearms sales for 1997 were also affected by the change in the Company's 1997 sales plan year, which adversely impacted first quarter sales as discussed above. Ammunition sales of $158.1 million for the year ended December 31, 1998 decreased $1.2 million from 1997. The decrease in ammunition sales was primarily due to a slight decrease in volume across all ammunition categories partially offset by favorable pricing.

         Overall sales of all other products, including fishline, accessories, targets and powdered metal products, decreased $0.5 million, or less than 1%, to $51.9 million from 1997 sales of $52.4 million, primarily as a result of lower knife sales.

         Cost of Goods Sold. Cost of goods sold for 1998 was $259.0 million, a decrease of $10.9 million, or 4%, from $269.9 million for 1997. This decrease was principally due to favorable commodity prices, a favorable mix of lower-cost firearm products, lower volumes of accessory products and reductions in other manufacturing costs (including reductions in pension expense, due to prior plan amendments and portfolio performance, and the absence in 1998 of certain nonrecurring and start-up costs incurred in 1997). As a percentage of sales, cost of goods sold decreased to 68% in 1998 from 71% in 1997, due primarily to the reductions in commodity prices, price increases in firearms and ammunition and a favorable mix of higher margin firearms products.

         Gross Profit. Gross profit was $121.7 million for 1998, an increase of $10.4 million, or 9%, from a gross profit of $111.3 million in 1997. The increase in gross profit was primarily due to the favorable commodity prices, the more favorable mix of higher margin firearms products and the increased prices on the Company's firearms and ammunition products discussed above, partially offset by lower sales volume in the Company's ammunition and accessory business.

         Operating Expenses. Operating expenses consist of selling, general and administrative expenses, research and development expense and other expense. Operating expenses for 1998 were $74.5 million, a decrease of $4.2 million, or 5%, from $78.7 million for 1997.

         Selling, general and administrative expenses for 1998 were $64.6 million, a decrease of $4.3 million, or 6%, from $68.9 million for 1997. The decrease between the two periods was primarily attributable to lower marketing communications, distribution and product liability expenses. There was no bad debt expense, net of recoveries, in 1998 compared to $0.4 million during 1997. Selling, general and administrative expenses decreased to 17% of sales in 1998 from 18% of sales in 1997 primarily as a result of the reduction in costs discussed above.

         Research and development expenses were $7.3 million for 1998, a $0.1 million, or 1%, decrease from $7.4 million in 1997.

         Restructuring and Nonrecurring Items. During 1998 the Company recorded a nonrecurring legal charge of $0.4 million related to a proposed transaction that was not consummated, and reduced the accrued restructuring charge by $0.7 million reflecting lower than expected severance expenses of $0.1 million, lease costs of $0.3 million and other expenses of $0.3 million.

         Operating Profit. Operating profit increased to $47.5 million for 1998, an increase of $14.9 million from 1997's operating profit of $32.6 million. Operating profit increased primarily as a result of the increase in gross profit and the decrease in operating expenses discussed above.

         Interest Expense. Interest expense for the year ended December 31, 1998 was $19.2 million, a decrease of $4.4 million, or 19%, from the 1997 level of $23.6 million. The decrease in interest expense between periods was principally due to a reduction in average outstanding debt on the Company's revolving credit facility (the "Revolving Credit Facility") and lower term debt levels resulting from scheduled debt repayments and, to a lesser extent, the reduction in the interest rate from 10% to 9.5%, effective June 23, 1997, on the 9.5% Senior Subordinated Notes due 2003, Series B (the "New Notes") as a result of the completion of the Exchange Offer (as defined below).

         Net Income. Net income for 1998 was $17.2 million, an increase of $11.7 million from 1997 net income of $5.5 million, as a result of the factors discussed above.

Year Ended December 31, 1997 as Compared to Year Ended December 31, 1996

         Sales. Sales for the year ended December 31, 1997 were $381.2 million, a decrease of $9.2 million, or 2%, from 1996 sales of $390.4 million. Hunting/Shooting Sports sales decreased $13.5 million, or 4%, to $328.8 million for the year ended December 31, 1997 from $342.3 million in 1996. Firearms sales decreased 7%, to $169.5 million for the year ended December 31, 1997 from $182.1 million in 1996. The Company believes the decrease was primarily the result of customers' tighter inventory management practices that created a modest softness in demand for firearms products partially offset by increased prices. Firearms sales for 1997 were also affected by the change in the Company's 1997 sales plan year, which adversely impacted first quarter sales as discussed above. Ammunition sales for 1997 were $159.3 million, a decrease of $0.9 million, or less than 1%, from 1996 sales of $160.2 million. The decrease in ammunition sales was primarily due to a slight change in the mix of products sold.

         Sales of fishing products increased in 1997 from 1996, primarily due to increased sales volumes as a result of better product placement and the introduction of new products. Sales of accessory products also increased in 1997 in comparison to the prior year, primarily due to higher sales volumes resulting from new product introductions.

         Cost of Goods Sold. Cost of goods sold for 1997 was $269.9 million, a decrease of $11.8 million, or 4%, versus $281.7 million for 1996. This decrease resulted principally from the corresponding decrease in sales discussed above combined with lower manufacturing costs. The Company's manufacturing costs were lower than the prior year primarily as a result of management's emphasis on controlling costs and improving efficiencies coupled with the positive effects of lead and copper price decreases on the cost of raw materials in the ammunition business. These reductions in manufacturing costs were partially offset by start-up costs at the Company's facility in Mayfield. Cost of goods sold as a percentage of sales decreased between the two periods to 71% in 1997 from 72% in 1996.

         Gross Profit. Gross profit was $111.3 million for 1997, an increase of $2.6 million, or 2%, from 1996 gross profit of $108.7 million. The increase in gross profit was primarily due to lower manufacturing costs as previously discussed and increased prices on the Company's firearms products, partially offset by lower sales volume in the Company's firearms business and, to a lesser extent, start-up costs at the Mayfield facility.

         Operating Expenses. Operating expenses consist of selling, general and administrative expense; research and development expense; and other expense. Operating expenses for 1997 were $78.7 million, a decrease of $16.1 million, or 17%, from $94.8 million for 1996 primarily for the reasons set forth below. Property and payroll taxes of $6.6 million for 1996 have been reclassified from operating expenses to cost of goods sold to conform with the current presentation format.

         Selling, general and administrative expenses for 1997 were $68.9 million, a decrease of $13.0 million, or 16%, from $81.9 million for 1996. Licensing income of $2.3 million for 1997 and $0.9 million for 1996 have been reclassified from other expense, net to selling, general and administrative expense to conform with the current presentation format. The decrease between the two periods was primarily attributable to lower expenditures as a result of the restructuring in 1996 and 1997, tighter controls over discretionary spending during 1997, a reduction in bad debt expense and reduced product liability expense. Bad debt expense in 1997 was lower than 1996 due to improved credit procedures and favorable collection of accounts receivable with significant recoveries of previously reserved receivables. Selling, general and administrative expenses decreased to 18% of sales in 1997 from 21% of sales in 1996 primarily as a result of the reduction in costs discussed above.

         Research and development expenses were $7.4 million for 1997, a $2.8 million, or 27% decrease from $10.2 million in 1996. The decrease in research and development expenses was primarily a result of a more focused approach toward spending on research and development activities.

         Restructuring and Nonrecurring Items. The Company recorded charges for restructuring in 1996 of $4.9 million. The restructuring was undertaken to reduce production levels, plant overhead expenses and other costs to correspond with current sales volumes and to reorganize the Company's international marketing efforts. The charges incurred include estimated costs for employee severance and other benefits of $3.2 million, lease costs of $0.7 million and other expenses of $1.0 million.

         In December 1996, the Company and the Sellers resolved questions that had been raised by the Sellers concerning certain product liability related costs that the Company had allocated to the Cap or that were billed to cases for which the Sellers assumed responsibility under the Asset Purchase Agreement and accordingly the Company recorded a nonrecurring charge of $4.7 million. See "Legal Proceedings."

         Operating Profit. Operating profit increased to $32.6 million for 1997, an increase of $28.3 million from 1996's operating profit of $4.3 million, primarily as a result of the factors discussed above. Excluding the restructuring charge of $4.9 million and the nonrecurring charges of $4.7 million from 1996, operating profit increased $18.7 million from 1996.

         Interest Expense. Interest expense for the year ended December 31, 1997 was $23.6 million, a decrease of $1.5 million, or 6%, from the 1996 level of $25.1 million. The decrease in interest expense was primarily due to lower term debt levels resulting from scheduled debt repayments, and to a lesser extent, lower average borrowings on the Revolving Credit Facility under its Credit Agreement and a reduction in the interest rate on the New Notes.

         Net Income/(Loss). Net income for 1997 was $5.5 million, an increase of $19.3 million from 1996 net loss of $13.8 million. However, excluding the restructuring and nonrecurring charges from 1996 results, net income for 1997 increased $13.5 million over the 1996 net loss of $8.0 million. The increase in net income was due primarily to the factors discussed above.

TAXES

         The Company's balance sheet as of December 31, 1998 includes net deferred tax assets in the amount of $17.3 million. See Note 16 to the Company's consolidated financial statements for the year ended December 31, 1998 appearing elsewhere in this report. Excluding the $13.6 million of deferred tax assets related to postretirement benefits, the Company must generate approximately $9.2 million in future taxable income to realize the deferred tax assets. The postretirement benefits asset is not expected to reverse for approximately 20 years. Management expects that the Company will generate sufficient taxable income in future periods to fully utilize all deferred tax assets. Accordingly, the Company has not established a valuation allowance against the net deferred tax assets.

         The Company's effective tax rates for 1998 and 1997 were 39.1% and 39.0%, respectively. These rates were higher than the Federal statutory rate principally due to the impact of state income taxes and certain non-deductible expenses. The Company's effective tax rate for 1996 was 33.7% which approximates the Federal statutory rate.

         Holding and Remington file a consolidated return for Federal income tax purposes. As a result of the Acquisition, the Company's Federal income tax basis for its assets approximates the fair market value of those assets on the Acquisition date. The excess of the sum of the adjusted purchase price, assumed liabilities and capitalizable and deductible acquisition costs over the aggregate tax basis of such assets will generally be amortizable over 15 years and deductible for Federal income tax purposes. Such amortization deductions, other deductions resulting from the adjusted tax basis for such assets and deductions for interest on the Company's indebtedness will reduce the Company's taxable income for periods after the Acquisition.

PURCHASING PATTERNS; SEASONALITY

         The Company's firearms products that are generally used during the fall hunting season may be purchased under an early order or "dating" plan. Under the dating plan, the Company allows a distributor to purchase these products commencing in December (the start of the Company's dating plan year) and to pay for them on extended terms. Discounts are offered for early payment under this plan. Discounts amounting to $6.3 million, $3.6 million and $4.6 million were given in 1998, 1997 and 1996, respectively. The Company believes that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first quarter. The Company believes that the dating plan helps facilitate a more efficient manufacturing schedule. Use of the dating plan, however, also results in significant deferral of collection of accounts receivable until the latter part of the year.

         The Company had a separate program in 1996, now discontinued, that provided an incentive to prepay for ammunition purchases prior to shipment. While the Company believes that allowing both extended payment terms for early orders and discounts for prepayment helps to level out the demand for these otherwise seasonal products throughout the year, the Company discontinued the ammunition prepayment program effective with the 1997 sales year in response to competitive actions. The Company is selling the majority of its ammunition products on terms of 90 days or less and offering discounts for earlier payments. Effective with the 1998 sales year, an early order program was instituted which allows customers an additional 30 days to pay for ammunition purchased prior to April 1st of each year.

         As a result of the seasonal nature of the Company's sales, combined with the Company's dating plan billing practices, the Company's working capital financing needs generally have significantly exceeded cash provided by operations during the first half of the year, until its deferred accounts receivable were collected in the third and fourth quarters. As a result, the Company's working capital financing needs tend to be greatest during the spring and summer months, decreasing during the fall and reaching their lowest point during the winter. See "Business -- Seasonality."

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         The Company's operating activities provided cash of $61.0 million for the year ended December 31, 1998 primarily as a result of net income adjusted for non-cash items and improved management of working capital. Inventories decreased $18.3 million to $71.7 million and accounts payable increased $5.5 million primarily as a result of the Company's ongoing working capital management program to help maximize cash from operations. Net cash used in investing activities in 1998 was $8.5 million, consisting of capital expenditures for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities. Net cash used in financing activities in 1998 was $48.2 million, primarily resulting from $21.5 million in principal payments on outstanding indebtedness (including capital leases), a net repayment of $19.9 million on the Revolving Credit Facility and a repurchase of approximately $6.8 million of the New Notes (see "--Notes"). Cash flow from operating activities for the year ended December 31, 1998 was sufficient to fund the Company's capital expenditure program, scheduled principal payments on outstanding indebtedness and a significant reduction in amounts outstanding under the Revolving Credit Facility.

         The Company's operating activities provided cash of $55.9 million for the year ended December 31, 1997 primarily as a result of net income adjusted for non-cash items and improved management of working capital. Accounts receivable decreased $14.8 million to $56.3 million and inventories decreased $11.9 million to $90.0 million primarily as a result of the Company's ongoing working capital management program to help maximize cash from operations. Net cash used in investing activities in 1997 was $5.8 million consisting of capital expenditures for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities as well as investment in the Company's new manufacturing facility in Mayfield, Kentucky. Net cash used in financing activities in 1997 was $59.1 million, primarily resulting from principal payments on outstanding indebtedness and a net repayment on the Revolving Credit Facility.

         Net cash used in operating activities for the year ended December 31, 1996 was $2.7 million, resulting primarily from elimination of the Company's ammunition prepayment program as discussed above, nonrecurring cash payments (consisting primarily of $4.7 million for the relocation of the Company's corporate headquarters and $1.5 million in restructuring costs) and an increase in inventories. These uses of cash were substantially offset by extended payment terms that the Company negotiated with many of its major suppliers in 1996 that increased accounts payable $18.3 million. Net cash used in investing activities in 1996 was $22.5 million, principally consisting of investments in property and facilities in Mayfield and Elizabethtown, Kentucky and Madison, North Carolina. Net cash provided by financing activities in 1996 was $33.4 million, primarily resulting from increased revolving credit borrowings of $49.6 million offset in part by $15.0 million in principal payments on term loan borrowings under the Company's Credit Agreement.

Working Capital

         Working capital decreased to $91.1 million at December 31, 1998 from $108.2 million at December 31, 1997 primarily as a result of the Company's ongoing working capital management program to help maximize cash from operations. This program includes maintaining inventory levels in line with sales projections and increased focus on management of accounts payable. As of December 31, 1998 inventories were $71.7 million, an $18.3 million reduction from the December 31, 1997 ending balance.

Capital Expenditures

         Capital expenditures were $8.5 million, $5.8 million and $22.5 million in 1998, 1997 and 1996, respectively. The capital expenditures in 1998 were principally for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities, including computer system upgrades. The Company anticipates that capital expenditures in 1999 will be approximately $14.0 million, principally for maintenance of operations and improvement projects. The Company expects to fund capital expenditures primarily from operational cash flow.

Liquidity

         The Company incurred substantial indebtedness in connection with the Acquisition. As of December 31, 1998, the Company had outstanding approximately $146.9 million of indebtedness, consisting of approximately $92.9 million ($93.2 million face amount) in the New Notes, $50.0 million in term loan borrowings, no revolving credit borrowings under the Credit Agreement, $3.5 million in capital lease obligations and $0.5 million of other long-term debt. As of December 31, 1998 the Company also had aggregate letters of credit outstanding of $3.6 million.

         At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Credit Agreement. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. See "--Cash Flows." The Company expects that it will have to replace the Revolving Credit Facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000. No assurance can be given that the Company will be able to obtain such a replacement working capital facility or refinance such amounts on terms acceptable to the Company.

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

         The Company employs various strategies, including call options, zero cost collars and futures swaps to hedge the price risk related to firm commitments and anticipated purchases of lead and copper to be used in the manufacturing process. The Company buys call options for an up front fee for the right to purchase a specified amount of metal at a pre-determined price and date. On occasion, zero cost collars are created by selling put options for quantities and timing identical to the call options, which in effect pay for the call options. These put options give a third party the right to sell to the Company a specified amount of metal at a price which is below the call option price on a pre-determined date. This zero cost collar results in no up front fee and insures that the Company can purchase a specified amount of metal within a specified price range on a pre-determined date. Futures swaps are a commitment to purchase a given amount of metal at an agreed upon price on a future date with a settlement between the contract price and the market price at the expiration of the contract. Hedging gains and losses are offset against purchase price variances on physical purchases of the commodities.

         The amount of premiums paid for commodity contracts outstanding at December 31, 1998, 1997 and 1996 was $0.7 million, $0.6 million and $1.3 million, respectively. At December 31, 1998, 1997 and 1996, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.1 million, $0.2 million and $1.2 million, respectively. As of December 31, 1998 and 1997, hedging losses related to closed commodity futures contracts of $0.2 million were included in inventory. There were no hedging losses included in inventory at December 31, 1996. See Note 18 to the Company's consolidated financial statements for the year ended December 31, 1998 appearing elsewhere in this report.

         The estimated value of the Company's debt at December 31, 1998 was $147.0 million compared to a carrying value of $146.9 million. The estimated value of the Company's debt at December 31, 1997 was $192.4 million compared to a carrying value of $195.0 million.

         The Company was not a party to any interest rate cap, hedging or other protection arrangements with respect to its variable rate indebtedness as of December 31, 1998 or December 31, 1997. The Company had two interest rate cap agreements that expired in June 1996. Prior to their termination, these caps had reduced the potential impact of increases in interest rates on approximately 50% of the Company's variable rate term loan debt under the Credit Agreement. See
Note 18 to the Company's consolidated financial statements for the year ended December 31, 1998 appearing elsewhere in this report.

Credit Agreement

         The Company is currently party to the Credit Agreement with The Chase Manhattan Bank ("Chase"), Union Bank of Switzerland ("UBS") and certain other lenders, which was initially entered into in connection with the Acquisition. The Credit Agreement provides for a term loan facility (the "Term Loans"), originally in an aggregate principal amount of $130.0 million, in addition to the Revolving Credit Facility. Both facilities have a final maturity of December 31, 2000. Up to $40.0 million of Revolving Credit Facility availability may be used for standby and commercial letters of credit. In addition, for at least 30 consecutive days of each 12-month period commencing on December 1, outstanding amounts under the Revolving Credit Facility are limited to $60.0 million or less.

         The obligations under the Credit Agreement are guaranteed by Holding and are secured by a pledge of the Company's capital stock and by pledges of and security interests in substantially all the Company's property and assets. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. Since September 1995, the Company has obtained five amendments to its Credit

Agreement, which, among other things, modified (i) the minimum earnings, minimum interest coverage ratio and net worth covenants to decrease the required levels,
(ii) the maximum debt to earnings ratio covenant to increase the permissible debt levels, (iii) the capital expenditure covenant, initially to increase but ultimately to reduce the permissible levels of capital expenditures and (iv) the limitation on optional payments to permit the repurchase of up to $25.0 million of the New Notes under certain conditions. As of December 31, 1998, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement.

         In accordance with the Credit Agreement, the Company made scheduled principal payments on the Term Loans thereunder of $18.2 million in 1998, $18.2 million in 1997 and $13.6 million in 1996. The Credit Agreement requires the Company to make further quarterly principal payments on the Term Loans thereunder (after pro rata reduction for certain prepayments and subject to further pro rata or other reduction, if any, in the future) in an aggregate amount of approximately $22.7 million in 1999 and $27.3 million in 2000 with all remaining amounts then outstanding under the Credit Agreement to be repaid on December 31, 2000. The Credit Agreement also requires the Company to make mandatory prepayments on the Term Loans thereunder annually, in an amount equal to 50% of the Company's Excess Cash Flow (as defined therein) for the preceding fiscal year. Any such prepayment will result in a pro rata reduction in all subsequently scheduled principal payments on such Term Loans, except that any such payment made within the 12 months prior to the date on which an installment or other payment of principal is scheduled to be paid on the Term Loans may, at the option of the Company, be applied first to such installment or other payment. The Company did not have Excess Cash Flow for the years ended December 31, 1998, 1997 or 1996 and accordingly no such prepayment is required in 1999 nor was a prepayment made in 1998 or 1997.

         Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus up to 1.25% per annum, or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus up to 2.50% per annum. The interest rate on the Company's Credit Agreement borrowings can be reduced by 0.25% to 1.0% per annum from the levels originally in effect if the Company meets certain financial ratios, based on EBITDA and consolidated interest expense, for the four quarters most recently ended. Once reduced, such interest rate can also be increased up to the original levels if the Company no longer meets the financial ratios making it eligible for the interest rate reduction. During 1998, the interest rate was reduced by 0.75% per annum as a result of the Company's improved financial performance. The weighted average interest rate for borrowings under the Term Loan was 8.0% per annum in 1998 and 8.2% per annum in 1997. The weighted average interest rate for borrowings under the Revolving Credit Facility was 8.3% in 1998 and 8.4% in 1997.

         As noted above, the Credit Agreement was amended as of September 23, 1998 to permit the Company to expend up to $25.0 million toward the repurchase of the New Notes. See "--Notes" and Note 11 to the Company's consolidated financial statements for the year ended December 31, 1998 appearing elsewhere in this report.

Notes

         In connection with the Acquisition, the Company issued $100.0 million aggregate principal amount of its 9.5% Senior Subordinated Notes due 2003, Series A (the "Old Notes" together with the New Notes, the "Notes"). On June 23, 1997, the Company completed its offer to exchange (the "Exchange Offer") up to $100.0 million aggregate principal amount of Remington's New Notes for a like principal amount of Remington's issued and outstanding Old Notes. All of the Old Notes were exchanged for New Notes. The interest rate on the Notes was 10% per annum from April 30, 1994 until June 22, 1997, the day before the date of consummation of the Exchange Offer, and is currently 9.5% per annum. The reduction in interest payments was $0.5 million per year. Interest on the Notes is payable semi-annually and principal is payable at maturity on December 1, 2003.

         During December 1998, the Company repurchased approximately $6.8 million of the New Notes at an average price of 98.7% of the face value on the open market with cash from operations. Additionally, as of March 17, 1999, the Company has repurchased approximately $3.8 million of the New Notes at an average price of 99.8% of the face value on the open market with cash from operations. These repurchases had no material impact on the Company's results of operations. From time to time, the Company may continue to repurchase additional amounts of the New Notes on the open market, subject to the $25.0 million aggregate repurchase limit set forth in the amended Credit Agreement.

PRODUCT LIABILITY

         For information concerning product liability cases and claims involving the Company, see "Legal Proceedings." Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to the amount of the Cap, which has been exhausted, with the Sellers retaining liability in excess of the Cap and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. In addition, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Seller's agreement to be responsible for a portion of certain post-Acquisition shotgun-related costs), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability cases and claims in the future.

         Since December 1, 1993, the Company has maintained insurance coverage for product liability claims for personal injury or property damage relating to occurrences after the Closing, subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate. The current insurance policy extends through November 30, 2000. Based on actual defense and disposition costs incurred by the Company and Sporting Goods with respect to product liability cases and claims in recent years, management estimates that the Company's liability for product liability cases and claims relating to occurrences during 1998 will be in the range of $2.0 million to $7.0 million, and that the liability for product liability cases and claims relating to occurrences during 1997 and 1996 will be in the range of $3.1 million to $7.0 million, and $4.5 million to $9.0 million, respectively, per year. Management estimates that the amount of the self-insured retention accrued each year will be paid out over the following three to five years. The Company charged $2.0 million, $4.3 million and $5.7 million of payments for product and environmental liabilities (including pre-Acquisition occurrences which were subject to the Cap) in the years ended December 31, 1998, 1997 and 1996, respectively, against the amounts previously accrued.

YEAR 2000 COMPLIANCE

         The year 2000 issue is the result of programming code that was written to use only two digits to define calendar year dates. As a result, computers, software and other equipment that include such programming code could fail to operate or to produce correct results.

         In 1995, the Company completed the first phase of replacing its computer systems with an enterprise-wide, fully-integrated system from SAP America, Inc., that, upon implementation, will handle accounts payable, accounts receivable, general ledger, fixed assets, sales and distribution, plant maintenance and certain manufacturing systems. This system will eliminate most stand-alone legacy systems and result in all facilities operating within the same application software package. The new system accommodates the dating changes necessary to permit correct recording of dates for the year 2000 and later years. Systems that will not be replaced with the SAP software include human resources and payroll, which are already year 2000 compliant.

         The Company has also commenced a year 2000 project to address the Company's remaining systems, including both information technology and non-information technology systems. The work plan developed by the Company has four phases: site analysis, site assessment, testing and implementation. In the site analysis phase, which has been completed, the Company identified primary areas of concern such as software, networks, products, production equipment, trucking, telecommunications, customers, vendors, and other third parties such as banks and government agencies to be evaluated. Appropriate people at the Company's various facilities were asked to rank these areas at their facility as critical, which might include a single source supplier, somewhat critical, such as a preferred supplier, or not critical, where several alternatives are available.

         The site assessment phase, which consisted of on-site visits to determine which of the previously-identified areas of concern needed to be addressed at each facility, was completed for all facilities, for both information technology and non-information technology systems. The surveying of significant third parties, including major customers, and suppliers of raw materials, parts and services was completed in November 1998 and responses were received throughout December 1998. The Company has identified 70 customers, representing approximately 80% of its 1998 sales, from whom it requested information on their year 2000 compliant status. The Company also contacted 380 vendors, which supply approximately 90% of the raw materials and finished goods used by the Company, as well as banks, health care and service providers. Based on unfavorable responses or lack of response, the Company is in the process of evaluating whether the possible inability of customers, vendors or other third parties to continue to do business without interruption could have a material adverse effect on the Company's business, financial condition or results of operations. The Company completed the site assessment phase in February 1999. The Company expects to have formulated a plan for seeking alternative business partners, if necessary, by the end of the second quarter of 1999.

         The Company continues to test systems at all of its facilities. Key non-information technology systems, including microcontrollers used in plant operations, are being tested with post-1999 dates. The testing of existing equipment will be completed by the end of March 1999 for both information technology systems and non-information technology systems. Once information has been received from customers with whom the Company does business electronically, the Company will begin transaction testing utilizing electronic data interchange. The Company expects to complete transaction testing of third parties in mid-1999.

         In the implementation phase, the Company will replace non-compliant systems with tested compliant systems. The Company has begun implementing year 2000 compliant information technology and non-information technology systems at all of its facilities and expects to have the implementation phase completed, with conversion of the final manufacturing facility to the SAP software at the end of July 1999. The Company estimates that with respect to its information technology systems that were not replaced by the installation of the SAP software, it has completed approximately 60% of the reprogramming or replacement necessary to upgrade these systems to be year 2000 compliant. With respect to non-information technology systems, the Company estimates that it has completed approximately 80% of the upgrades necessary to render such systems year 2000 compliant. The Company expects to have completed implementation of all remaining systems by the end of July 1999. The Company's telecommunications systems have been upgraded and are year 2000 compliant.

         Due to the implementation of the new computer system, costs related specifically to year 2000 compliance, including allocation of internal salaries and related costs, are estimated to be less than $1.0 million. The Company estimates that it has spent less than $0.2 million on the year 2000 project. Costs of this project have been satisfied from the Company's cash flows and have been expensed as incurred except for hardware, which has been capitalized. Accordingly, the Company does not expect that the cost of year 2000 compliance will be material to its financial condition or results of operations.

         While the Company currently believes its year 2000 project addresses its material areas of concern, the failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures could have a material impact on the Company's results of operations, liquidity or financial condition. The year 2000 project is expected to significantly reduce the Company's level of uncertainty about the year 2000 problem and, in particular, about the year 2000 compliance and readiness of its significant business partners. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Company has not yet adopted any formal contingency plan in the event the Company is not able to complete its year 2000 project in a timely manner. However, if significant risks are identified, the Company intends to develop a contingency plan as deemed necessary at that time. In the event the Company does not complete all phases of its year 2000 project by December 31, 1999, the most likely worst case scenario would be that suppliers would not be able to supply materials and that certain manufacturing accounting functions at the Ilion facility would have to be processed outside of the SAP software until the SAP software was functional at that site.

         The discussion of the Company's efforts and expectations relating to year 2000 compliance are forward-looking statements and should be read in conjunction with the Company's disclosures under the heading: "Information Concerning Forward-Looking Statements." The Company's ability to achieve year 2000 compliance and the costs associated therewith could be adversely impacted by, among other things, the availability of resources, the ability of customers, vendors or third parties to achieve year 2000 compliance and unanticipated problems in the testing and implementation phases of its year 2000 project.

ADOPTION OF NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure," became effective and was adopted by the Company in 1998 and had no effect on the information currently reported by the Company.

         SFAS No. 130, "Reporting Comprehensive Income," became effective and was adopted by the Company in 1998. This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company had no comprehensive income during the periods reported herein.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," became effective and was adopted by the Company for the year ended December 31, 1998. This statement requires public business enterprises to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. Comparative disclosures that include prior period information have been restated to conform with the provisions of this statement.

         SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," became effective and was adopted by the Company in 1998. This statement standardizes the disclosure requirements for pensions and postretirement benefits and required changes in disclosures of benefit obligations and fair values of plan assets. Comparative disclosures that include prior period information have been restated to conform with the provisions of this statement.

STATEMENT OF ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires entities to recognize all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This statement is effective for all fiscal quarters for the fiscal years beginning after June 15, 1999. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's financial condition or results of operations.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         The statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "Business--Hunting/Shooting Sports" concerning the Company's belief that (a) the markets for hunting-related products such as shotguns, rifles and ammunition will generally remain relatively flat at least in the near future; (b) the number of private hunting facilities is increasing, as is the availability of alternatives to traditional hunting activities, and that these trends may offset increasing restriction on access and land use; (c) safety issues may affect sales of firearms, ammunition and other shooting-related products; (d) any costs resulting from the warranty program effective January 1, 1999 will not have a material impact on its financial condition or results of operations; and (e) the current trend, or the consumer perception thereof, toward firearms regulatory proposals and municipal handgun litigation could adversely affect the firearms and ammunition market; (ii) the statement in "Business--Marketing and Distribution" that the Company does not believe that the trend toward consolidation among wholesalers, dealers and regional chains will materially adversely affect the Company's sales or profitability; (iii) the statement in "Business--Patents and Trademarks" that the Company does not believe the expiration of any of its patents will have a material adverse effect on the Company's financial conditions or results of operations; (iv) the statements in "Business--Regulation" concerning the Company's belief that
(a) certain bills introduced in Congress affecting the manufacture and sale of handgun ammunition, if enacted, could have a material adverse effect on the business of the Company and (b) regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions; (v) the statement in "Business--Environmental Matters" concerning the Company's belief that the outcome of any governmental proceedings and orders pertaining to environmental compliance will not have a material adverse effect on its business; (vi) other statements as to management's or the Company's expectations and beliefs presented in "Business;" (vii) the statements in "--Results of Operations--Business Trends and Initiatives" concerning (a) the Company's belief that the tighter inventory control practices are likely to continue to cause the Company to experience increased liquidity and working capital requirements, (b) management's belief that demand has stabilized as customers' inventories have reached their targeted levels, and (c) the Company's belief that consumer concerns about regulation will not be a significant market influence in the near term; (viii) the statements in "--Taxes" that (a) the Company expects that the postretirement benefits asset will not reverse for approximately 20 years and
(b) management expects the Company will generate sufficient taxable income in future periods to fully utilize all deferred tax assets; (ix) the statements in "--Liquidity and Capital Resources--Capital Expenditures" that (a) the Company anticipates that capital expenditures for 1999 will be approximately $14.0 million and (b) the Company expects to fund capital expenditures primarily from operational cash flow; (x) the statements in "--Liquidity and Capital Resources--Liquidity" concerning (a) the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility and (b) the Company's expectation that it will have to replace the Revolving Credit Facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000; (xi) the statement in "--Liquidity and Capital Resources--Notes" that, from time to time, the Company may continue to repurchase additional amounts of the New Notes on the open market, subject to the $25.0 million aggregate repurchase limit in the amended Credit Agreement; (xii) the statements in "--Product Liability" concerning (a) the Company's belief that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company, (b) the Company's belief that the outcome of all pending post-Acquisition product liability cases and claims will not have a material adverse effect upon the financial condition or result of operations of the Company and (c) management's estimates concerning the Company's liability for product liability cases and claims relating to occurrences arising during 1998, 1997 and 1996 and the time period during which the amount of the Company's self insured retention will be paid out; (xiii) the statements in "--Year 2000 Compliance" concerning (a) the functions that will be handled by the SAP software and such software's expected replacement of most stand-alone legacy systems, (b) the Company's completion dates for the Company's evaluation of third party responses and formulation of a plan for seeking alternative business partners, (c) the Company's expectation as to when testing and implementation of information technology and non-information technology systems will be completed,
(d) the Company's expectation that the cost of year 2000 compliance will not be material to its financial condition or results of operations, (e) the Company's belief that its year 2000 project addresses its material areas of concern, (f) the Company's expectation that the year 2000 project will significantly reduce the Company's level of uncertainty about the year 2000 problem, (g) the Company's belief that the implementation of new business systems and the completion of the year 2000 project will reduce the possibility of significant interruptions of normal operations and (h) the Company's identification of the most likely worst case scenario; (xiv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations;" (xv) the statements in "Legal Proceedings" concerning (a) the Company's anticipation that because of the nature of its products, it will continue to be involved in product liability cases and claims in the future, (b) the Company's belief that its current product liability insurance coverage for personal injury and property damage is adequate for its needs, (c) the Company's belief that appellate courts' decision in Luna should govern class action claims against Remington, (d) the Company's belief that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations and (e) the Company's belief that the outcome of all pending post-Acquisition product liability cases and claims will not be likely to have a material adverse effect upon the financial conditions or results of operations of the Company and
(xvi) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

         Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in "Business--Hunting/Shooting Sports," "--Marketing and Distribution," "--Patents and Trademarks" and "--Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview," "--Taxes," "--Liquidity and Capital Resources," "--Product Liability," "--Year 2000 Compliance" and "Legal Proceedings"), or in other Securities and Exchange Commission filings of the Company, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

- The degree to which the Company is leveraged could have important consequences to the holders of the New Notes, including the following: (i) the Company's ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for operations; (iii) certain of the Company's borrowings will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates and (iv) the Company may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures.

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

- Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future. The Company's ability to meet its product liability obligations will depend (among other things) upon the availability of insurance, the adequacy of Company accruals, the Seller's ability to satisfy their obligations to indemnify the Company against certain product liability cases and claims and Seller's agreement to be responsible for certain post-Acquisition shotgun related costs.

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

- Sales made to Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately 19% of the Company's total net revenues in 1998. The Company's sales to Wal-Mart are not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from the Company, the Company's financial condition or results of operations could be adversely affected.

- The Company utilizes numerous raw materials, including steel, lead, brass, plastics and wood, as well as manufactured parts, that are purchased from one or a few suppliers. In addition, the Company purchases most of the fishline it requires for its product lines from DuPont under a supply agreement that was renewed in January 1997 with subsequent addendums, and is automatically renewed annually until notice by either party. Any disruption in the Company's relationship with these suppliers could increase the cost of operations.

- The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While the Company does not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on its sales from 1996 through 1998, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on the Company in the future.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company was not a party to any interest rate cap or other protection arrangements with respect to its $50.0 million of variable rate indebtedness as of December 31, 1998. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company's products. At December 31, 1998, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.1 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financial Instruments" and Note 18 to the Company's consolidated financial statements for the year ended December 31, 1998 appearing elsewhere in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of RACI Holding, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and shareholders' equity present fairly, in all material respects, the financial position of RACI Holding, Inc. and subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina
March 2, 1999

                       RACI HOLDING, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)

                                                             DECEMBER 31,  December 31,
                                                                 1998          1997
                                                             ------------  ------------

ASSETS
Current Assets
Cash and Cash Equivalents                                      $   4.9       $   0.6
Accounts Receivable Trade - net of allowances
      of $3.3 and $5.2, respectively                              63.0          56.3
Inventories                                                       71.7          90.0
Supplies                                                          10.6          12.7
Prepaid Expenses and Other Current Assets                          9.6           9.3
Deferred Income Taxes                                             15.3          16.2
                                                               -------       -------
  Total Current Assets                                           175.1         185.1

Property, Plant and Equipment - net                               86.3          92.0
Intangibles and Debt Issuance Costs - net                         88.7          93.1
Deferred Income Taxes                                              2.0           6.2
Other Noncurrent Assets                                            2.4           4.3
                                                               -------       -------
  TOTAL ASSETS                                                 $ 354.5       $ 380.7
                                                               =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                               $  28.2       $  22.7
Short-Term Debt                                                    0.9           1.0
Current Portion of Long-Term Debt                                 24.9          21.5
Product and Environmental Liabilities                              3.1           3.2
Other Accrued Liabilities                                         26.9          28.5
                                                               -------       -------
  Total Current Liabilities                                       84.0          76.9

Long-Term Debt                                                   122.0         173.5
Retiree Benefits                                                  35.6          34.8
Product and Environmental Liabilities                              9.4           9.2
                                                               -------       -------
  Total Liabilities                                              251.0         294.4
                                                               -------       -------

Commitments and Contingencies

Shareholders' Equity
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 760,000 issued and outstanding                       --            --
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                          --            --
Paid in Capital                                                   76.0          76.0
Retained Earnings                                                 27.5          10.3
                                                               -------       -------
      Total Shareholders' Equity                                 103.5          86.3
                                                               -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 354.5       $ 380.7
                                                               =======       =======


         The accompanying notes are an integral part of these consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)

                                                   Year Ended December 31,
                                            --------------------------------------
                                              1998          1997 (1)      1996 (1)
                                            ---------      ---------     ---------

Sales (2)                                   $   380.7      $   381.2     $   390.4

Cost of Goods Sold                              259.0          269.9         281.7
                                            ---------      ---------     ---------

   Gross Profit                                 121.7          111.3         108.7

Selling, General and Administrative
  Expenses                                       64.6           68.9          81.9

Research and Development Expense                  7.3            7.4          10.2

Other Expenses, net                               2.6            2.4           2.7

Restructuring and Nonrecurring Items             (0.3)            --           9.6
                                            ---------      ---------     ---------

    Operating Profit                             47.5           32.6           4.3

Interest Expense                                 19.2           23.6          25.1
                                            ---------      ---------     ---------

    Profit (Loss) before Income Taxes            28.3            9.0         (20.8)

Provision (Benefit) for Income Taxes             11.1            3.5          (7.0)
                                            ---------      ---------     ---------

     Net Income (Loss)                      $    17.2      $     5.5     $   (13.8)
                                            =========      =========     =========

Per Share Data:

     Basic Income (Loss) Per Share          $   22.63      $    7.33     $  (18.40)
                                            =========      =========     =========
     Diluted Income (Loss) Per Share        $   22.26      $    7.33     $  (18.40)
                                            =========      =========     =========


(1) Certain reclassifications were made to the prior period's financial information to conform with the current presentation format.

(2) Sales are presented net of Federal Excise Taxes of $31.5, $31.0 and $31.7, respectively.

         The accompanying notes are an integral part of these consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                              (Dollars in Millions)

                                                                                                Year Ended December 31,
                                                                                          ------------------------------------
                                                                                            1998          1997          1996
                                                                                          --------      --------      --------
Operating Activities
Net Income (Loss)                                                                         $   17.2      $    5.5      $  (13.8)
Adjustments to reconcile Net Income (Loss) to Net Cash
  provided by (used in) Operating Activities:
     Restructuring                                                                            (0.7)           --           3.4
     Depreciation                                                                             13.5          12.7          11.5
     Amortization                                                                              4.4           4.1           4.0
     Loss on disposal of Property, Plant and Equipment                                         0.7           0.5           0.4
     Provision for Retiree Benefits                                                            0.8           2.9           3.1
     Provision (Benefit) for Deferred Income Taxes                                             5.1           5.0          (4.8)
     Changes in Operating Assets and Liabilities:
         Accounts Receivable Trade - net                                                      (6.7)         14.8          (0.7)
         Inventories                                                                          18.3          11.9          (4.6)
         Supplies                                                                              2.1           1.2           1.5
         Prepaid Expenses and Other Current Assets                                            (0.3)          1.4          (3.0)
         Other Noncurrent Assets                                                               1.9           1.3          (1.0)
         Accounts Payable                                                                      5.5         (10.2)         18.3
         Customer Prepayments                                                                   --          (0.2)         (7.8)
         Product and Environmental Liabilities                                                 0.1           0.4           7.7
         Income Taxes Payable                                                                   --            --          (5.4)
         Other Accrued Liabilities                                                            (0.9)          6.4          (7.8)
     Payments for Assumed Pre-Acquisition Product and Environmental Liabilities                 --          (1.8)         (3.7)
                                                                                          --------      --------      --------
    Net Cash provided by (used in) Operating Activities                                       61.0          55.9          (2.7)
                                                                                          --------      --------      --------

Investing Activities
Purchase of Property, Plant and Equipment                                                     (8.5)         (5.8)        (22.5)
                                                                                          --------      --------      --------
    Net Cash used in Investing Activities                                                     (8.5)         (5.8)        (22.5)
                                                                                          --------      --------      --------

Financing Activities
Proceeds from Revolving Credit Facility                                                      174.2         163.8         416.3
Principal Payments on Revolving Credit Facility                                             (194.1)       (202.9)       (366.7)
Proceeds from Issuance of Long-Term Debt                                                        --           0.8           2.5
Principal Payments on Long-Term Debt                                                         (21.5)        (20.8)        (15.0)
Repurchase of Senior Subordinated Notes                                                       (6.7)           --            --
Proceeds from Short-Term Debt                                                                  1.0           1.0           1.3
Principal Payments on Short-Term Debt                                                         (1.1)         (1.2)         (4.6)
Proceeds from Issuance of Common Stock                                                          --           1.0            --
Debt Issuance Costs                                                                             --          (0.8)         (0.4)
                                                                                          --------      --------      --------
    Net Cash (used in) provided by Financing Activities                                      (48.2)        (59.1)         33.4
                                                                                          --------      --------      --------

Increase (Decrease) in Cash and Cash Equivalents                                               4.3          (9.0)          8.2
Cash and Cash Equivalents at Beginning of Period                                               0.6           9.6           1.4
                                                                                          --------      --------      --------
Cash and Cash Equivalents at End of Period                                                $    4.9      $    0.6      $    9.6
                                                                                          ========      ========      ========

Supplemental Cash Flow Information:
     Cash Paid during the Year for:
         Interest                                                                         $   18.0      $   22.2      $   24.0
         Income Taxes                                                                     $    6.8      $    1.3      $    6.1
     Noncash Activities:
         Capital Lease Obligations Incurred                                               $     --      $    1.0      $    2.7

         The accompanying notes are an integral part of these consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                    (Dollars in Millions, Except Share Data)

                                                                    Total
                                         Paid-in      Retained   Shareholders'
                                         Capital      Earnings      Equity
                                         -------      --------     --------

BALANCE, DECEMBER 31, 1995               $  75.0      $  18.6      $   93.6

      Net Loss                                          (13.8)        (13.8)
                                         -------      -------      --------

BALANCE, DECEMBER 31, 1996                  75.0          4.8          79.8

      Net Income                                          5.5           5.5
      Issuance of 10,000 Shares of
        Class A Common Stock to
        non-employee directors               1.0                        1.0
                                         -------      -------      --------

BALANCE, DECEMBER 31, 1997                  76.0         10.3          86.3

      Net Income                                         17.2          17.2
                                         -------      -------      --------

BALANCE, DECEMBER 31, 1998               $  76.0      $  27.5      $  103.5
                                         =======      =======      ========


         The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


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

NOTE 2 - DESCRIPTION OF THE BUSINESS

         The Company is engaged in the design, manufacture and sale of sporting goods products for the hunting/shooting sports and related markets. The Company's product lines consist of firearms, ammunition, and hunting/gun care accessories, sold under the Remington name and other labels, fishing products sold under the Stren name and other labels and clay targets.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents:

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

Property, Plant and Equipment:

         Property, plant and equipment are stated at cost. Depreciation is determined on a straight-line basis over the estimated lives of the assets. The estimated useful lives are principally 20 to 40 years for buildings and improvements, and 5 to 15 years for machinery and equipment. Maintenance and repairs are charged to operations; replacements and betterments are capitalized. Computer hardware and software costs under capital leases are amortized over the term of the lease. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in income.

         Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's useful life. No interest cost was capitalized in 1998. Approximately $0.2 of interest cost was capitalized in both 1997 and 1996.

Intangibles and Debt Issuance Costs:

         Intangibles, consisting primarily of goodwill and trade names, are amortized on a straight-line basis over their estimated useful lives of 40 years. Debt issuance costs are being amortized over the life of the related debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


Management assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects undiscounted future cash flows over the remaining life of the goodwill. If these projected cash flows are less than the carrying amount of the goodwill, an impairment loss would be recognized, resulting in a writedown of goodwill with a corresponding charge to income. The impairment loss would be measured based upon the difference between the carrying amount of the goodwill and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows.

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

Product Liability:

         The Company provides for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available. The Company maintains insurance coverage for product liability claims, subject to certain policy limits and to certain self-insured retentions for personal injury or property damage relating to occurrences arising after December 1, 1993 (the "Closing"). The current insurance policy extends through November 30, 2000. Product liabilities are not recorded net of recoveries that are probable of realization. At December 31, 1998, 1997 and 1996, no recoveries have been recorded.

Revenue Recognition:

         Sales, net of an estimate for discounts, returns and allowances, and related cost of sales are included in income when goods are shipped to the customer.

Advertising and Promotional Costs:

         Advertising and promotional costs are expensed as incurred. In 1998, 1997 and 1996 advertising and promotional costs totaled $15.0, $17.2 and $18.3, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


Self-Insurance:

         The Company is self-insured for elements of its employee benefit plans including, among others, medical, workers' compensation and elements of its property and liability insurance programs, but limits its liability through stop-loss insurance and annual plan maximum coverage limits. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not yet reported.

Pension and Postretirement:

         Unrecognized prior service costs are being amortized over the estimated remaining service lives of employees. The unrecognized net gain or loss resulting from changes in the amount of either the projected benefit obligation or plan assets from experience different from that assumed are amortized over five years.

Use of Estimates:

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

Adoption of New Accounting Standards:

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," became effective and was adopted by the Company for the year ended December 31, 1998. This statement requires public business enterprises to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

         SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," became effective and was adopted by the Company in 1998. This statement standardizes the disclosure requirements for pensions and postretirement benefits and required changes in disclosures of benefit obligations and fair values of plan assets. Comparative disclosures that include prior period information have been restated to conform with the provisions of this statement.

Statement of Accounting Standards Not Yet Adopted:

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires entities to recognize all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This statement is effective for all fiscal quarters for the fiscal years beginning after June 15, 1999. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's financial condition or results of operations.

NOTE 4 - RESTRUCTURING AND NONRECURRING ITEMS

         The Company recorded charges for restructuring in 1996 of $4.9. The restructuring was necessary to reduce production levels, plant overhead expenses, corporate administrative expense and other costs to correspond with current sales volumes and to reorganize the Company's international marketing efforts. The company-wide plan resulted in reductions of approximately 325 salaried and hourly (including bargaining unit) employees during 1996. The charges incurred included estimated costs for employee severance and other benefits of $3.2, lease costs of $0.7 and other expenses of $1.0. The remaining balance is expected to be eliminated by the end of 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


         Components of the restructuring provision recorded in 1996 and utilized through December 31, 1998 are as follows:

                                         Severance and
                                          Termination       Lease          Other
                                           Benefits         Costs         Expenses        Total
                                          ---------         -----         --------       -------
       Original Provision                   $  3.2         $  0.7         $  1.0         $  4.9
       Payments in 1996                       (1.3)          (0.1)          (0.1)          (1.5)
                                            ------         ------         ------         ------
       Balance, December 31, 1996              1.9            0.6            0.9            3.4
       Payments in 1997                       (1.7)          (0.1)          (0.5)          (2.3)
                                            ------         ------         ------         ------
       Balance, December 31, 1997              0.2            0.5            0.4            1.1
       Payments in 1998                         --           (0.2)            --           (0.2)
       Reserve Adjustments in 1998            (0.1)          (0.3)          (0.3)          (0.7)
                                            ------         ------         ------         ------
       Balance, December 31, 1998           $  0.1         $   --         $  0.1         $  0.2
                                            ======         ======         ======         ======

         During 1998 the Company reduced the accrued restructuring charge by $0.7, as disclosed in the table above, reflecting lower than expected expenses. Additionally, during 1998 the Company recorded a nonrecurring legal charge of $0.4 related to a proposed transaction that was not consummated.

         In 1996, the Company and one of DuPont's subsidiaries ("Sporting Goods Properties, Inc.," and together with E. I. du Pont de Nemours and Company ("DuPont"), the "Sellers") resolved certain questions that had been raised by the Sellers concerning certain product liability related costs for which the Sellers assumed responsibility under an asset purchase agreement (the "Asset Purchase Agreement"). As a result of this agreement, the Company recorded a nonrecurring charge of $4.7 in 1996. See Notes 2 and 15.

NOTE 5 - CONCENTRATIONS OF CREDIT RISK

         Concentrations of credit risk with respect to trade accounts receivable are generally diversified, except as noted below, due to the large number of customers comprising the Company's customer base. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. There was no bad debt expense, net of recoveries, in 1998. During 1997 and 1996 bad debt expense was $0.4 and $1.9, respectively.

         The Company's cash and cash equivalents are invested in high-quality securities placed with institutions with high credit ratings. This investment policy limits the Company's exposure to concentrations of credit risk.

         Sales to the Company's largest customer approximated 19%, 20% and 18% of sales in 1998, 1997 and 1996, respectively.

NOTE 6 - INVENTORIES

         At December 31, Inventories consist of the following:

                                             1998         1997
                                            ------       ------
            Raw Materials                   $10.7        $13.9
            Semi-Finished Products           17.4         20.0
            Finished Products                43.6         56.1
                                            -----        -----
                      Total                 $71.7        $90.0
                                            =====        =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

         At December 31, Property, Plant and Equipment consist of the following:

                                                   1998           1997
                                                  ------         ------
          Land                                    $  1.5         $  1.5
          Building and Improvements                 23.1           23.0
          Leased Assets                              7.9            7.9
          Machinery and Equipment                  103.0           97.4
          Construction in Progress                   4.6            2.9
                                                  ------         ------
               Subtotal                            140.1          132.7
          Less: Accumulated Depreciation           (53.8)         (40.7)
                                                  ------         ------
               Total                              $ 86.3         $ 92.0
                                                  ======         ======

NOTE 8 - INTANGIBLES AND DEBT ISSUANCE COSTS

         At December 31, Intangibles and Debt Issuance Costs consist of the following:

                                                   1998           1997
                                                  ------         ------
          Intangibles                             $ 95.9         $ 95.9
          Debt Issuance Costs                       13.0           13.3
                                                  ------         ------
                Subtotal                           108.9          109.2
          Less: Accumulated Amortization           (20.2)         (16.1)
                                                  ------         ------
                    Total                         $ 88.7         $ 93.1
                                                  ======         ======

NOTE 9 - OTHER ACCRUED LIABILITIES

         At December 31, Other Accrued Liabilities consist of the following:

                                                  1998         1997
                                                 ------       -------
          Marketing                               $ 8.6        $ 9.5
          Health Costs                              6.2          6.4
          Compensation                              5.5          4.0
          Restructuring                             0.2          1.1
          Other                                     6.4          7.5
                                                  -----        -----
                    Total                         $26.9        $28.5
                                                  =====        =====

NOTE 10 - RETIREE BENEFITS

Pension Plans:

         The Company sponsors a defined benefit pension plan (the "Plan"). Additionally a supplemental defined benefit pension plan (the "SERP") was adopted January 1, 1998. Under the provisions of SFAS No. 132, the disclosure requirements for the Plan and the SERP have been combined.

         Change in Benefit Obligation:

                                                    1998            1997
                                                   -------         ------
          Benefit Obligation at Beginning of Year   $64.1          $54.9
          Service Cost                                4.2            4.1
          Interest Cost                               4.5            4.3
          Amendments/SERP                             0.5           (1.6)
          Actuarial  Loss                             2.8            2.6
          Benefits Paid                              (0.7)          (0.2)
                                                    -----          -----
          Benefit Obligation at End of Year         $75.4          $64.1
                                                    =====          =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


          Change in Plan Assets:

                                                                   1998            1997
                                                                  ------          ------
          Fair Value of Plan Assets at Beginning of Year          $ 63.4          $ 56.4
          Actual Return on Plan Assets                               7.0             7.2
          Employer Contribution                                       --              --
          Plan Participants' Contribution                             --              --
          Benefits Paid                                             (0.7)           (0.2)
                                                                  ------          ------
          Fair Value of Plan Assets at End of Year                $ 69.7          $ 63.4
                                                                  ======          ======

          Net Amount Recognized:
                                                                   1998            1997
                                                                  ------          ------
          Funded Status                                           $ (5.7)         $ (0.7)
          Unamortized Prior Service Cost                            (2.9)           (3.6)
          Unrecognized Net Actuarial Gain                           (4.8)           (8.1)
          Accrued Benefit Cost/SERP                                 (0.1)             --
          Accrued Benefit Liability/SERP                            (0.4)             --
          Intangible Asset/SERP                                      0.4              --
                                                                  ------          ------
          Accrued Pension Liability                               $(13.5)         $(12.4)
                                                                  ======          ======

           Components of Net Periodic Pension Cost:

                                                                   1998            1997        1996
                                                                  ------          ------      ------
          Service Cost                                            $  4.2          $  4.1      $ 4.9
          Interest Cost                                              4.5             4.3        4.2
          Expected Return on Assets                                 (7.0)           (7.2)      (1.1)
          Net Amortization and Deferral                             (0.2)            2.0       (5.0)
                                                                  ------          ------      -----
          Net Periodic Pension Cost                               $  1.5          $  3.2      $ 3.0
                                                                  ======          ======      =====

          Actuarial Assumptions:
             Discount Rate                                           6.8%            7.3%
             Long-Term Rate on Assets                                8.5%            8.5%
             Rate of Compensation Increase                           4.0%            3.5%

         Under the Asset Purchase Agreement, DuPont was required to transfer funds to the Plan in an amount equal to the actuarial present value of the projected pension benefit obligation as of December 1, 1993 related to transferred employees. In 1996, the Company and DuPont agreed to a final settlement of $42.6, including interest. The difference between the final settlement and the amount estimated by management is being treated as an adjustment to plan assets resulting from experience different from that assumed, and accordingly will be amortized into income over a five-year period in accordance with the Company's policy for recording pension costs.

Savings Plans:

         The Company sponsors a qualified defined contribution plan and matches 50% of a participant's contributions up to a maximum of 6% of a participant's compensation. All employees hired after May 31, 1996 are also eligible for a discretionary contribution. The Company's contribution to this plan was $1.3 in 1998 and $1.4 in each of 1997 and 1996.

         Effective January 1, 1998, the Company adopted a non-qualified defined contribution plan. The Company's matching contribution was not material during 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


Postretirement Benefit Plan:

         The Company sponsors an unfunded postretirement defined benefit plan which provides certain employees and their covered dependents and beneficiaries with retiree health and welfare benefits.

         Change in Benefit Obligation:


                                                                1998              1997
                                                               -------           -------
          Benefit Obligation at Beginning of Year              $   6.8           $   8.6
          Service Cost                                             0.4               0.5
          Interest Cost                                            0.5               0.6
          Plan Participants' Contributions                          --                --
          Amendments                                                --              (2.4)
          Actuarial (Gain) Loss                                    0.6              (0.4)
          Benefits Paid                                           (0.1)             (0.1)
                                                               -------           -------
          Benefit Obligation at End of Year                    $   8.2           $   6.8
                                                               =======           =======

          Accrued Benefit Cost:
                                                                1998              1997
                                                               -------           -------
          Funded Status                                        $  (8.2)          $  (6.8)
          Unrecognized Net Actuarial Gain                         (4.2)             (5.6)
          Unrecognized Prior Service Cost                         (9.1)            (10.0)
                                                               -------           -------
          Accrued Postretirement Benefit Obligation            $ (21.5)          $ (22.4)
                                                               =======           =======

           Components of Net Periodic Benefit Cost:

                                                                1998              1997              1996
                                                               -------           -------           -------
          Service Cost                                         $   0.4           $   0.5           $   0.9
          Interest Cost                                            0.5               0.6               0.9
          Net Amortization and Deferral                           (1.6)             (1.4)             (1.3)
                                                               -------           -------           -------
          Net Periodic Benefit (Income) Cost                   $  (0.7)          $  (0.3)          $   0.5
                                                               =======           =======           =======

         To determine the accumulated postretirement benefit obligation, (1) the assumed discount rate used was 6.8% and 7.3% at December 31, 1998 and 1997, respectively; (2) the assumed health care trend rate was 8.3% and 7.8%, for 1997 and 1998, respectively, declining gradually to 5.0% in 2007 and remain at that level thereafter and (3) the assumed dental benefit rate was 5.1% for 1997 and thereafter. The average assumed salary increase rate was age-related for both 1998 and 1997.

         A one-percentage-point increase and decrease in the assumed health care cost trend rates would increase and decrease, respectively, the accumulated postretirement benefit obligation by approximately $0.2 as of December 31, 1998 and the effect on total of service and interest cost components would be immaterial.

         The Company also provides certain severance benefits. At December 31, 1998 and 1997, the accumulated postemployment benefit obligation and the annual periodic cost of these obligations was not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 11 - DEBT

         Short-Term debt consists of unsecured, fixed interest rate agreements for financing insurance premiums. The interest rate under these agreements was 5.6% and 6.1% at December 31, 1998 and 1997, respectively.

         Long-Term Debt at December 31, consist of the following:

                                                         1998             1997
                                                        -------          -------
          Credit Agreement:
             Term Loans                                 $  50.0          $  68.2
             Revolving Credit Facility                     --               19.9
          9.5% Senior Subordinated Notes due 2003          92.9             99.6
          Capital Lease Obligations (Note 12)               3.5              5.3
          Other                                             0.5              2.0
                                                        -------          -------
                Subtotal                                $ 146.9          $ 195.0
          Less: Current Portion                            24.9             21.5
                                                        -------          -------
                Total                                   $ 122.0          $ 173.5
                                                        =======          =======

         The Company has a credit agreement, as amended, with certain lending institutions (the "Credit Agreement") that provides for aggregate borrowings of $280.0, including a term loan facility of $130.0 (the "Term Loans") and a revolving credit facility of $150.0 (the "Revolving Credit Facility"). All borrowings under the Credit Agreement are guaranteed by Holding, and are collateralized by substantially all of the assets of the Company. The Company may borrow up to $150.0 (including certain letters of credit) under the Revolving Credit Facility through 2000, provided that such borrowings are reduced for a period of 30 consecutive days of each 12-month period commencing on December 1 to $60.0 or less. The weighted average interest rate for borrowings under the Term Loans was 8.0% per annum in 1998 and 8.2% per annum in 1997. The weighted average interest rate for borrowings under the Revolving Credit Facility was 8.3% in 1998 and 8.4% in 1997. The Company is not currently a party to any interest rate cap, hedging or other protection arrangements with respect to its variable rate indebtedness. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility. At December 31, 1998, the Company had $2.5 in letters of credit and no borrowings outstanding with the remaining $147.5 of the Company's Revolving Credit Facility available for borrowing. At December 31, 1997, the Company had $4.8 in letters of credit and $19.9 of borrowings outstanding with the remaining $125.3 of the Company's Revolving Credit Facility available for borrowing. Borrowings under the Revolving Credit Facility are classified as long-term as the Company has the intent and ability, supported by the terms of the Credit Agreement, to maintain amounts outstanding through the year 2000.

         The Credit Agreement requires the Company to make further quarterly principal payments on the Term Loans thereunder in an aggregate amount of approximately $22.7 in 1999 and $27.3 in 2000 with all remaining amounts then outstanding under the Credit Agreement to be repaid on December 31, 2000. The Credit Agreement also requires the Company to make mandatory prepayments on the Term Loans thereunder annually, in an amount equal to 50% of the Company's Excess Cash Flow (as defined therein) for the preceding fiscal year. Any such prepayment will result in a pro rata reduction in all subsequently scheduled principal payments on such Term Loans, except that any such payment made within the 12 months prior to the date on which an installment or other payment of principal is scheduled to be paid on the Term Loans may, at the option of the Company, be applied first to such installment or other payment. The Company did not have Excess Cash Flow for the years ended December 31, 1998, 1997 and 1996 and accordingly no such prepayment is required in 1999, nor was any such prepayment made in 1998 and 1997.

         Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus up to 1.25% per annum, or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus up to 2.50% per annum. Upon the Company's delivery to the Credit Agreement's administrative agent of the Company's quarterly financial statements the interest rate on the Company's Credit Agreement borrowings can be reduced by 0.25% to 1.0% per annum from levels in effect at December 31, 1994 if the Company has met certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


financial ratios, based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and consolidated interest expense, for the four quarters then ended. Once reduced, such interest rate can also be increased up to the original levels if the Company no longer meets the financial ratios making it eligible for interest rate reduction. During 1998, the interest rate was reduced 0.75% as a result of the Company's improved financial performance. At December 31, 1998, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement.

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

         The Company's 9.5% Senior Subordinated Notes (the "Notes"), in an original aggregate $100.0 principal amount, mature on December 1, 2003. The Notes are redeemable at the option of the Company, in whole or in part, any time on or after December 1, 1998. The redemption price ranges from 104.5% of the principal amount in 1998 to 101.5% in the year 2000. In the event of a change in control, the Notes may be redeemed at the option of the Company for the principal amount plus applicable interest and premium at that date. The Notes, issued by Remington, are subordinate to borrowings under the Credit Agreement and are fully and unconditionally guaranteed on a subordinated basis by Holding. See Note 22 for Holding's Condensed Consolidating Financial Data. The Notes are not collateralized by any of the Company's assets. On June 23, 1997 the Company completed its offer to exchange (the "Exchange Offer") up to $100.0 aggregate principal amount of Remington's registered 9.5% Senior Subordinated Notes due 2003, Series B (the "New Notes") for a like principal amount of Remington's issued and outstanding 9.5% Senior Subordinated Notes due 2003, Series A (the "Old Notes"). All of the Old Notes were exchanged for New Notes. The interest rate on the Notes was 10% per annum from April 30, 1994 until June 22, 1997, the day before the date of consummation of the Exchange Offer, and is currently 9.5% per annum. The reduction in interest payments was $0.5 per year. The original issue discounts on the Notes of $0.6 are being amortized at 9.6% per annum. As of December 31, 1998, the total accumulated amortization was $0.4.

         The Credit Agreement was amended as of September 23, 1998 to permit the Company to expend up to $25.0 toward the repurchase of the New Notes. During December 1998, the Company repurchased approximately $6.8 of the New Notes on the open market with cash from operations. The Company repurchased the New Notes at an average price of 98.7% of the face value on the open market, and the transaction had no material impact on its results of operations. From time to time, the Company may continue to repurchase additional amounts of the New Notes on the open market, subject to the $25.0 aggregate repurchase limit set forth in the amended Credit Agreement.

         The indenture for the Notes and the Credit Agreement contain various restrictions on the Company's ability to incur debt, pay dividends and enter into certain other transactions. In addition, the Credit Agreement contains certain requirements with respect to minimum working capital, net worth and earnings levels, as well as minimum ratios regarding profitability and interest expense. Under the Credit Agreement, dividends by Remington to Holding are not to exceed $1.0 annually unless for certain specific purposes, as defined in the Credit Agreement.

         The Company also had additional letters of credit outstanding of $1.1, as of both December 31, 1998 and 1997.

         The aggregate payments of long-term debt outstanding at December 31, 1998, for the next three years are $24.9, $28.8, and $0.3, respectively. No payments are due in the fourth year. The Notes, with a maturity value of $92.9 as of December 31, 1998, are due in the fifth year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 12 - LEASES

         Future minimum lease payments under capital leases and operating leases, together with the present value of the net minimum capital lease payments at December 31, 1998, are as follows:

                                                                              Capital        Operating
                                                                              Leases          Leases
                                                                              ------          ------
                Minimum Lease Payments for Years
                Ending December 31:
                   1999                                                        $  2.1         $  0.6
                   2000                                                           1.3            0.5
                   2001                                                           0.3            0.4
                   2002                                                             -            0.2
                   2003                                                             -            0.2
                                                                               ------         ------
                       Total Minimum Lease Payments                               3.7         $  1.9
                Less:  Amount representing interest                               0.2         ======
                                                                               -----
                       Present Value of Net Minimum Lease Payments             $  3.5
                                                                               ======

NOTE 13 - SHAREHOLDERS' EQUITY

          Holding has authorized 2,500,000 shares of Common Stock, consisting of 1,250,000 shares of Class A Common Stock, par value $.01 per share, and 1,250,000 shares of Class B Common Stock, par value $.01 per share. The Class A Common Stock is voting stock and the Class B Common Stock is non-voting stock. None of the Class B Common Stock has been issued. No dividends have been paid by the Company on its shares of common stock nor does the Company expect to pay dividends on its common stock in the foreseeable future. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the Company, subject to the restrictions set forth in the Company's Credit Agreement and the indenture for its subordinated notes, which currently restrict the payment of cash dividends to shareholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time.

NOTE 14 - STOCK PURCHASE AND OPTION PLANS

         As of December 31, 1996, the Company had reserved 132,380 shares of the Class A Common Stock, par value $.01 per share, of Holding ("Common Stock") for issuance in accordance with the terms of the Amended and Restated RACI Holding, Inc. Stock Option Plan (the "Option Plan"), the RACI Holding, Inc. Stock Purchase Plan (the "Purchase Plan") and the RACI Holding, Inc. 1994 Directors' Stock Plan (the "1994 Directors' Plan"). On July 22, 1997 the Board of Directors of Holding adopted the RACI Holding, Inc. Director Stock Purchase Plan (the "1997 Directors' Plan") and reserved an additional 12,500 shares of the Class A Common Stock, par value $.01 per share, of Holding for issuance thereunder. As of December 31, 1998, 10,000 shares of Class A Common Stock have been issued under the 1997 Directors' Plan and no shares of Common Stock have been issued under the Option Plan, Purchase Plan or 1994 Directors' Plan. As of December 31, 1998, the Company has 134,880 shares of Class A Common Stock reserved for issuance, of which 96,915 shares remain available for grant, under the above mentioned plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


         The Option Plan provides for the grant of options (the "Options") which are generally exercisable in three equal annual installments, beginning on the second anniversary of the date of grant, subject to the continued employment of any employee optionholder. The vesting of Options may be accelerated upon the occurrence of certain events specified in the Option Plan, as amended, including a change in control as defined therein. Options not exercised will expire on the tenth anniversary of the date of grant. The following is a summary of stock option activity:

                                                                                 Number of Shares
                                                                                 ($100 Per Share)
                                                                                ------------------
         Unexercised options outstanding at December 31, 1995                         35,905
         Forfeited                                                                    (5,490)
         -----------------------------------------------------------------------------------------
         Unexercised options outstanding at December 31, 1996                         30,415
         Forfeited                                                                      (125)
         Granted                                                                      12,850
         -----------------------------------------------------------------------------------------
         Unexercised options outstanding at December 31, 1997                         43,140
         Forfeited                                                                    (5,175)
         -----------------------------------------------------------------------------------------
         Unexercised options outstanding at December 31, 1998                         37,965
                                                                                      ======
         Price Range $100  (Weighted-average contractual life of 6.9 years)
         -----------------------------------------------------------------------------------------
         Exercisable options -
         December 31, 1996                                                                 0
                                                                                      ======
         December 31, 1997                                                            11,614
                                                                                      ======
         December 31, 1998                                                            20,907
                                                                                      ======
         ----------------------------------------------------------------------- -----------------

         The Company has adopted the disclosure-only provision of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, since options have been granted at an option exercise price equal to the estimated fair value of the underlying Common Stock, no compensation expense has been recognized with respect to grants of stock options granted to date. Had compensation expense for such option grants been recognized under SFAS No. 123 based on the fair value of such options at the grant dates thereof in 1997, the Company's net earnings and earnings per share on a pro forma basis would have been as follows:

                                                            1998      1997     1996
                                                            ----      ----     ----
             Net Income / (Loss ) - as reported             $17.2     $5.5    $(13.8)
             Net Income / (Loss ) - pro forma                17.1      5.4     (13.9)
             Income / (Loss) Per Share - as reported        22.63     7.33     (18.40)
             Income / (Loss) Per Share - pro forma          22.50     7.20     (18.53)
             Value of Option Grant Per Share                 n/a     20.97       n/a

         For purposes of the foregoing the fair value of each option grant is estimated as of the date of grant using a modified-Black Scholes Option Model with the following weighted average assumptions for 1997:

             Risk free interest rate                 6.0%
             Dividend yields                         0.0%
             Volatility factor                       0.0%
             Expected option life                 4.0 years

NOTE 15 - COMMITMENTS AND CONTINGENCIES

         The Company has various purchase commitments, approximating $4.0 for 1999, $0.2 for 2000, $0.2 for 2001, $0.1 for 2002, and none for 2003, for services incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market prices. In addition, the Company is required to pay a minimum termination fee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


of $0.5 should there be a termination prior to the close of one of the agreements. The Company has purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years with no commitment to purchase specified quantities, but no formal contracts with others, however such contracts had no significant impact on the financial condition or results of operations during the reportable periods.

         Effective January 1, 1999 new Remington firearms products purchased in North America are warranted, to the original purchaser, to be free from defects in material and workmanship for a period of two years from the registered date of purchase. The Company believes that the impact from this program will not be material to its financial condition or results of operations.

         Pursuant to the Asset Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products and (2) all product liability cases and claims involving products that had not been discontinued as of the Closing ("extant products") and relating to occurrences that took place prior to the Closing. The Company assumed financial responsibility, up to a maximum aggregate amount (the "Cap"), for certain product liability cases disclosed to the Company and arising prior to the Closing. The Cap was exhausted in 1997, and the Sellers retained liability for, and are required to indemnify the Company against, all such disclosed product liability occurrences and such environmental liabilities in excess of the Cap. This indemnification obligation of the Sellers is not subject to any survival period limitation. Prior to the Acquisition, the Sellers were self-insured for product liability obligations of the Business, with excess insurance coverage available at $50.0 per occurrence. Except for certain cases and claims relating to shotguns as described below and except for all cases and claims relating to discontinued products, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Closing.

         Since December 1, 1993, the Company has maintained insurance coverage for product liability claims subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate for personal injury or property damage relating to occurrences arising after the Closing. The Company believes that its current product liability insurance coverage for personal injury and property damage is adequate for its needs. The Company's current product liability insurance policy provides for a self-insured retention of $0.5 per occurrence, with an aggregate annual limit of $7.0 for liability indemnity and defense and other expenses combined, and aggregate annual sublimits of $4.5 for indemnity and $4.5 for expenses. The current policy has a batch clause endorsement, which in general provides that if a batch of firearms were to be defective, the Company's liability for expenses and damages related to the entire batch would be capped at the amount of self-insured retention for a single occurrence. The current policy excludes from coverage any pollution-related liability. The current policy period runs from December 1, 1998 through November 30, 2000.

         The Company and the Sellers are engaged in the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products. As of December 31, 1998, 31 such cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, all of which are individual actions alleging personal injury. Many of these cases seek punitive as well as compensatory damages. Of these pending individual cases, approximately nine involve either discontinued products or pre-Closing occurrences, for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 22 of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement; the Sellers have some responsibility for the costs of six of these cases involving certain shotguns, as described below. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

         The cases filed during 1998 include Wright, et al. v. Golden, et al. ("Wright"), and Herring, et al. v. Sporting Goods Properties, Inc., et al. ("Herring"), wrongful death cases involving the March 24, 1998 schoolyard shooting in Jonesboro, Arkansas filed in Craighead County, Arkansas state court. One of the guns allegedly used was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


a Remington Model 742(TM) rifle. As to Remington, the plaintiffs allege that the Model 742 was defective because it did not come with a trigger lock or other mechanism to prevent unauthorized use and because of an alleged failure to warn the owner of the gun of the danger of its theft. Because the Model 742 is a discontinued product, the Sellers are responsible for the costs associated with the defense of this action, and Sporting Goods Properties, Inc. (as manufacturer of the Model 742) has been substituted for Remington as the appropriate defendant.

         The figures listed above do not include Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. du Pont de Nemours and Company et al. ("Luna"), which was filed in 1989 in Texas district court in Jim Wells County. The plaintiffs sought certification of a class consisting of all Texas owners, allegedly 400,000 in number, of Model 700 bolt-action rifles. In June 1996, the district court certified for class treatment the limited issues of whether the Model 700 fire control system is "defective" and, if so, the "cost of repair." This ruling was reversed on appeal. Remington was not named as a defendant until July 1996, and was not a party to the appeal, although the appellate courts' decisions should govern class action claims against Remington as well. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against claims for economic loss involving Model 700 rifles shipped prior to the end of May 1997. Claims involving Model 700 rifles shipped thereafter would be the Company's responsibility and, to the extent that they do not involve personal injury or property damage, would not be covered by the Company's product liability insurance.

         As a manufacturer of shotguns and rifles, the Company has not been named in recent actions brought by certain municipalities against handgun manufacturers and sellers. The Company has been advised, however, that in one such case, a motion to intervene was filed seeking to name certain unidentified "ammunition manufacturers" as additional defendants. The motion has not been heard, or scheduled to be heard.

         The representations and warranties in the Asset Purchase Agreement expired 18 months after the Acquisition, with certain exceptions, and claims for indemnification with respect thereto were to be made within 30 days of such expiration. The Company made claims for such indemnification involving product liability issues within that time period. In 1996, the Company and the Sellers agreed that the Sellers would assume financial responsibility for a portion of the costs relating to product liability claims and cases involving certain shotguns manufactured prior to mid-1995 and based on occurrences arising prior to November 30, 1999, and that any claims the Company and the Sellers may have against each other under the Asset Purchase Agreement relating to shotguns (excluding various indemnification rights and the allocation of certain costs under the Cap) would be released. Any claims between the Company and the Sellers relating to other product liability issues remain open.

         Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to the amount of the Cap, with the Sellers retaining liability in excess of the Cap and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. In addition, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, its accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as described above), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


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

NOTE 16 - INCOME TAXES

                  The provision (benefit) for income taxes consists of the following components:

                                       1998              1997              1996
                                       ----              ----              ----
                Federal:
                     Current        $     5.5         $    (1.2)        $    (2.2)
                     Deferred             4.5               4.5              (4.6)
                State:
                     Current              0.5              (0.3)               -
                     Deferred             0.6               0.5              (0.2)
                                    ---------         ---------         ---------
                                    $    11.1         $     3.5         $    (7.0)
                                    =========         =========         =========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                              1998             1997
                                                                              ----             ----
                Deferred tax assets:
                     Accrued employee and retiree benefits                  $   17.6         $   16.6
                     Product, environmental and other liabilities                7.4              7.0
                     Receivables and inventory                                   2.2              2.8
                     Tax credits                                                 5.6              3.3
                Net operating losses                                               -              6.1
                                                                            --------         --------
                                                                                32.8             35.8
                                                                            --------         --------
                Deferred tax liabilities:
                    Property, plant and equipment                              (11.9)           (10.6)
                    Intangibles                                                 (3.6)            (2.8)
                                                                            --------         --------
                                                                               (15.5)           (13.4)
                                                                            --------         --------
                Net deferred tax assets                                     $   17.3         $   22.4
                                                                            ========         ========

         The Company has not established a valuation allowance against the net deferred tax assets as it is more likely than not that the assets will be fully utilized against future taxable income.

         At December 31, 1998 the Company has the following carryforwards for tax purposes:

                Alternative minimum tax credit         $5.1     No Expiration
                State tax credits                      $0.2     Expires 2007
                Research and development tax credit    $0.1     Expires 2010
                Research and development tax credit    $0.2     Expires 2011


         The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rates:

                                                  1998      1997      1996
                                                  ----      ----      ----
                Federal statutory rate            35.0%     35.0%    (35.0)%
                State income taxes, net of
                     Federal benefits              3.8       2.0      (2.8)
                Nondeductible expenses             1.9       6.3       2.8
                Other                             (1.6)     (4.3)      1.3
                                                  ----      ----     -----
                Effective income tax rate         39.1%     39.0%    (33.7)%
                                                  ====      ====     =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 17 - RELATED PARTY TRANSACTIONS

         The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"), which owns 750,000 shares of the 760,000 shares of Class A Common Stock outstanding, or 98.7%, is a private investment fund managed by Clayton, Dubilier & Rice, Inc. ("CD&R"). CD&R receives an annual fee for management and financial consulting services provided to the Company and reimbursement of related out-of-pocket expenses. Fees and out-of-pocket expenses paid to CD&R were $0.5, $0.5 and $0.4 in 1998, 1997 and 1996, respectively.

NOTE 18 - FINANCIAL INSTRUMENTS

         The estimated value of the Company's debt at December 31, 1998 was $147.0 compared to a carrying value of $146.9. The estimated value of the Company's debt at December 31, 1997 was $192.4 compared to a carrying value of $195.0.

         The Company employs various strategies, including call options, zero cost collars and futures swaps to hedge the price risk related to firm commitments and anticipated purchases of lead and copper to be used in the manufacturing process. The Company buys call options for an up front fee for the right to purchase a specified amount of metal at a pre-determined price and date. On occasion, zero cost collars are created by selling put options for quantities and timing identical to the call options, which in effect pay for the call options. These put options give a third party the right to sell to the Company a specified amount of metal at a price which is below the call option price on a pre-determined date. This zero cost collar results in no up front fee and insures that the Company can purchase a specified amount of metal within a specified price range on a pre-determined date. Futures swaps are a commitment to purchase a given amount of metal at an agreed upon price on a future date with a settlement between the contract price and the market price at the expiration of the contract. Hedging gains and losses are offset against purchase price variances on physical purchases of the commodities. The amount of premiums paid for commodity contracts outstanding at December 31, 1998, 1997 and 1996 was $0.7, $0.6 and $1.3, respectively. At December 31, 1998, 1997 and 1996, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.1, $0.2 and $1.2, respectively. As of December 31, 1998 and 1997 hedging losses related to closed commodity futures contracts of $0.2 were included in inventory. There were no hedging losses included in inventory at December 31, 1996.

         The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of December 31, 1998, 1997 or 1996.

NOTE 19 - SEGMENT INFORMATION

         The Company's business is classified into one aggregated reportable segment, Hunting/Shooting Sports, which designs, manufactures and markets recreational shotguns and rifles, sporting ammunition and ammunition reloading components. These products are sold primarily to wholesalers and retailers, mainly through manufacturer's sales representatives. The classification All Other includes the manufacture and marketing of clay targets, and the marketing of hunting/gun care accessories, fishing products and powdered metal products. The type of customer and distribution method are similar for substantially all of the Company's products.

         The Company primarily evaluates the performance of its segments and allocates resources to them based on EBITDA. The chief operating decision maker is the President and Chief Operating Officer. Reportable segments were separately identified based on segment revenue, EBITDA and assets. The firearms and ammunition operations are aggregated because of similarity in nature of product, manufacturing process and the regulatory environment, in addition to the type of customer and distribution method. During 1998, revenue for the Hunting/Shooting Sports segment accounted for 86% of consolidated revenue. The Company has no material intersegment revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


Information on Segments:

                                                                   1998        1997         1996
                                                                   ----        ----         ----
         Net Sales:
              Hunting/Shooting Sports                           $   328.8     $ 328.8      $ 342.3
              All Other                                              51.9        52.4         48.1
                                                                ---------     -------      -------
                   Consolidated Net Sales                       $   380.7     $ 381.2      $ 390.4
                                                                =========     =======      =======

         EBITDA:
              Hunting/Shooting Sports                           $    55.0     $  43.7      $  23.5
              All Other                                               9.2         8.5          5.9
                                                                ---------     -------      -------
                   Consolidated EBITDA                          $    64.2     $  52.2      $  29.4
                                                                =========     =======      =======

         Assets:
              Hunting/Shooting Sports                           $   195.4     $ 208.7      $ 236.5
              All Other                                             159.1       172.0        198.5
                                                                ---------     -------      -------
                   Consolidated Assets                          $   354.5     $ 380.7      $ 435.0
                                                                =========     =======      =======

         Capital Expenditures:
              Hunting/Shooting Sports                           $     6.5     $   4.6      $  18.0
              All Other                                               2.0         1.2          4.5
                                                                ---------     -------      -------
                   Consolidated Capital Expenditures            $     8.5     $   5.8      $  22.5
                                                                =========     =======      =======

Net Sales by Product Line:
                                                                   1998        1997          1996
                                                                   ----        ----          ----
         Firearms                                               $   170.7     $ 169.5      $ 182.1
         Ammunition                                                 158.1       159.3        160.2
                                                                ---------     -------      -------
            Hunting/Shooting Sports                                 328.8       328.8        342.3
            All Other                                                51.9        52.4         48.1
                                                                ---------     -------      -------
                Net Sales                                       $   380.7     $ 381.2      $ 390.4
                                                                =========     =======      =======

Reconciliation of Reportable Segments:
                                                                   1998        1997         1996
                                                                   ----        ----         ----
         Consolidated EBITDA                                    $    64.2     $  52.2      $  29.4

         Less:  Interest Expense                                     19.2        23.6         25.1
                Depreciation and Amortization (1)                    15.9        15.1         13.9
                Other Noncash Charges                                 1.1         3.7           -
                Nonrecurring and Restructuring Items                 (0.3)        0.8         11.2
                                                                 --------     -------      -------
                                                                     35.9        43.2         50.2
                                                                 --------     -------      -------
         Consolidated Income (Loss) from Continuing
             Operations Before Taxes                             $   28.3     $   9.0      $ (20.8)
                                                                 ========     =======      =======

(1) Excludes amortization of deferred financing costs of $2.0, $1.7 and $1.6 in 1998, 1997 and 1996, respectively, which was included in interest expense.

Geographic Information:

                                                                   1998        1997         1996
                                                                   ----        ----         ----

         Net Sales:
              Domestic                                           $  353.0     $ 351.4      $ 358.3
              Foreign                                                27.7        29.8         32.1
                                                                 --------     -------      -------
                   Consolidated Net Sales                        $  380.7     $ 381.2      $ 390.4
                                                                 =========    =======      =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


         Of the Company's total net sales in 1998, 1997 and 1996, approximately 19%, 20% and 18%, respectively, consisted of sales made to a single customer. Of the Company's Hunting/Shooting Sports revenues in 1998, 1997 and 1996 approximately 18%, 20% and 17%, respectively, consisted of sales made to a single customer. The Company's sales to this customer are not governed by a written contract between the parties. Although the Company believes its relationship with this customer is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company's financial condition or results of operations. No other single customer comprises greater than or equal to 10% of sales.

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

           1998                                                              Quarter
           ----                                            ---------------------------------------------
                                                             First      Second      Third     Fourth      Total
           Sales                                            $  89.0    $  90.9    $ 114.9     $  85.9   $ 380.7
           Gross Profit                                        28.7       31.5       34.6        26.9     121.7
           Net Income                                           3.7        4.6        6.4         2.5      17.2
           Basic Income Per Share                              4.87       6.05       8.42        3.29     22.63
           Diluted Income Per Share                            4.79       5.95       8.28        3.24     22.26

           1997                                                              Quarter
           ----                                            ---------------------------------------------
                                                              First      Second     Third     Fourth      Total
           Sales                                            $  88.5     $ 85.9    $ 125.4     $  81.4   $ 381.2
           Gross Profit                                        24.5       25.2       36.6        25.0     111.3
           Net Income (Loss)                                   (1.3)      (1.0)       6.8         1.0       5.5
           Basic and Diluted Income(Loss)Per Share            (1.73)     (1.34)      9.07        1.33      7.33


NOTE 21 - INCOME (LOSS)  PER SHARE

      The basic and diluted income (loss) per share was determined as follows:

                                                                   1998        1997        1996
                                                                   ----        ----        ----
Basic Income (Loss) Per Share
      Net Income (Loss) Available to Common Shareholders         $   17.2    $    5.5    $   (13.8)
      Weighted Average Common Shares                              760,000     750,438      750,000
          Basic Income (Loss) Per Share                          $  22.63    $   7.33    $  (18.40)

Diluted Income (Loss) Per Share
      Net Income (Loss) Available to Common Shareholders         $   17.2    $    5.5    $   (13.8)
      Weighted Average Common Shares                              760,000     750,438      750,000
      Effect of Outstanding Options                                12,655           -            -
      Weighted Average Common Shares and Dilutive Potential
      Common Stock                                                772,655     750,438      750,000
          Diluted Income (Loss) Per Share                        $  22.26    $   7.33    $  (18.40)

          Options Outstanding at December 31,                      37,965      43,140       30,415

         Based on an independent evaluation, the estimated fair value of the Company's Common Stock at December 31, 1998 was $200 per share. Based on an estimated fair value at December 31, 1997 of $100 per share, the estimated average price during 1998 was $150 per share. During 1997 and 1996 there was no effect of outstanding options due to the options' exercise price of $100 being equal to the estimated fair value of the common shares during both years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 22 - FINANCIAL POSITION AND RESULTS OF OPERATIONS OF HOLDING AND REMINGTON

         The following condensed consolidating financial data provides information regarding the financial position and results of operations of Holding and its wholly owned subsidiary, Remington including Remington's wholly owned subsidiary Remington International, Ltd. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company's public securities, Remington's 9.5% Senior Subordinated Notes due 2003. Further, the Notes are fully and unconditionally guaranteed by Holding.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1998

                                                                                                    RACI
                                                                                                HOLDING, INC.
                                               HOLDING      REMINGTON       ELIMINATIONS      AND SUBSIDIARIES
                                               -------      ---------       ------------      ----------------
ASSETS
Current Assets                               $         -   $     175.1      $         -       $        175.1
Receivable from Remington                            0.9             -              0.9                    -
Noncurrent Assets                                  102.6         179.4            102.6                179.4
                                             ------------  -----------      -----------       --------------
        Total Assets                         $     103.5   $     354.5      $     103.5       $        354.5
                                             ===========   ===========      ===========       ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities                          $         -   $      84.0      $         -       $         84.0
Payable to RACI Holding, Inc.                          -           0.9              0.9                    -
Noncurrent Liabilities                                 -         167.0                -                167.0
Shareholders' Equity                               103.5         102.6            102.6                103.5
                                             -----------   -----------      -----------       --------------
       Total Liabilities and
           Shareholders' Equity              $     103.5   $     354.5      $     103.5       $        354.5
                                             ===========   ===========      ===========       ==============

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1997

                                                                                                   RACI
                                                                                                HOLDING, INC.
                                              HOLDING        REMINGTON        ELIMINATIONS    AND SUBSIDIARIES
                                              -------        ---------        ------------    ----------------
ASSETS
Current Assets                              $        -        $  185.1         $        -        $     185.1
Receivable from Remington                          1.0              -                 1.0                  -
Noncurrent Assets                                 85.3           195.6               85.3              195.6
                                            ----------        --------         ----------        -----------
     Total Assets                           $     86.3        $  380.7         $     86.3        $     380.7
                                            ==========        ========         ==========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities                         $        -        $   76.9         $        -        $      76.9
Payable to RACI Holding, Inc.                        -             1.0                1.0                  -
Noncurrent Liabilities                               -           217.5                  -              217.5
Shareholders' Equity                              86.3            85.3               85.3               86.3
                                            ----------        --------         ----------        -----------
     Total Liabilities and
          Shareholders' Equity              $     86.3        $  380.7         $     86.3        $     380.7
                                            ==========        ========         ==========        ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                                                        RACI
                                                                                                    HOLDING, INC.
                                             HOLDING            REMINGTON      ELIMINATIONS       AND SUBSIDIARIES
                YEAR ENDED                   -------            ---------      ------------       ----------------
            DECEMBER 31, 1998
            -----------------
Sales                                        $      -           $   380.7       $      -            $    380.7
Gross Profit                                        -               121.7              -                 121.7
Equity in Income of Subsidiary                   17.2                   -           17.2                     -
Net Income                                       17.2                17.2           17.2                  17.2

                YEAR ENDED
            DECEMBER 31, 1997
            -----------------
Sales                                        $      -           $   381.2       $      -            $    381.2
Gross Profit                                        -               111.3              -                 111.3
Equity in Income of Subsidiary                    5.5                   -            5.5                     -
Net Income                                        5.5                 5.5            5.5                   5.5

                YEAR ENDED
            DECEMBER 31, 1996
            -----------------
Sales                                        $      -           $   390.4       $      -            $    390.4
Gross Profit                                        -               108.7              -                 108.7
Equity in Loss of Subsidiary                    (13.8)                  -          (13.8)                    -
Net Loss                                        (13.8)              (13.8)         (13.8)                (13.8)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of the directors and executive officers of Remington as of March 17, 1999 are set forth below. Each of the directors of Remington is also a director of Holding. Messrs. Hendrix, Millner and Little serve as executive officers in the same capacities with Holding as they do with Remington, and Mr. Grecco serves as Corporate Secretary and Vice President of Holding. All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

Name                                   Age     Position
-------------------------              ---     -----------------------------------------------------------------
Leon J. Hendrix, Jr.        (a)(b)(d)   57     Director, Chairman and Chief Executive Officer
B. Charles Ames             (c)         73     Director
Michael G. Babiarz                      33     Director
Stephen D. Bechtel, Jr.     (a)(b)      73     Director
Bobby R. Brown              (a)(b)(c)   66     Director
Richard A. Gilleland        (b)(c)(d)   54     Director
Richard E. Heckert          (b)(d)      75     Director
Hubbard C. Howe             (a)         70     Director
Joseph L. Rice, III         (a)         67     Director
H. Norman Schwarzkopf       (b)         64     Director
Thomas L. Millner           (a)(b)      45     Director, President and Chief Operating Officer
James B. Ackley                         59     Vice President - Research and Development
Ronald H. Bristol, II                   36     Vice President, General Manager - Firearms
Paul L. Cahan                           57     Vice President, General Manager - Ammunition
Robert L. Euritt                        64     Vice President - Human Resources and Customer Service
Samuel G. Grecco                        45     Vice President - Business Development and Corporate Secretary
Mark A. Little                          51     Vice President, Chief Financial Officer and Controller
Arthur W. Wheaton                       57     Vice President, General Manager - Worldwide Sales

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

         The business experience during the past five years of each of the directors and executive officers listed above is as follows:

        Leon J. (Bill) Hendrix, Jr. has been a director of Remington and Holding since September 1994, and became Chairman and Chief Executive Officer in December 1997. Mr. Hendrix joined CD&R prior to 1994 as a principal. Mr. Hendrix currently serves as a director of Keithley Instruments, NACCO Industries, Inc. and Cambrex Corp. He is also a director of Riverwood International Corporation, and its parents RIC Holding, Inc. and Riverwood Holding, Inc., a corporation in which an investment partnership managed by CD&R has an investment.

         B. Charles Ames was elected to the Boards of Directors of Remington and Holding in December 1997. Mr. Ames is a professional employee, and since prior to 1994 has been a principal of CD&R and a general partner of Clayton & Dubilier Associates IV Limited Partnership ("Associates IV"), the general partner of C&D Fund IV. Mr. Ames is also a director of Schulte GmbH & Co. KG, and its parent CDRB Holding AG, and a director and Chairman of the Board of Riverwood International Corporation, and its parents RIC Holding, Inc. and Riverwood Holding, Inc., corporations in which an investment partnership managed by CD&R has an investment. Mr. Ames serves on the Boards of Directors of The Progressive Corporation and the M.A. Hanna Company.

         Michael G. Babiarz was elected to the Boards of Directors of Remington and Holding in October 1998. He has been a principal of CD&R since prior to 1994. Mr. Babiarz currently serves as a director of North American Van Lines, Inc.

         Stephen D. Bechtel, Jr. has been a director of Remington and Holding since March 1994. Since prior to 1994 Mr. Bechtel has been Chairman Emeritus of Bechtel Corp. and of Bechtel Group, Inc., both of which are engineering and construction companies. Mr. Bechtel had been Chairman of Fremont Investors, Inc. (previously named Fremont Group, Inc.), a management investment company and Sequoia Ventures, Inc., an investment company from prior to 1994 until May 1995. Mr. Bechtel has been Chairman Emeritus of Fremont Investors, Inc. and Sequoia Ventures, Inc. since June 1995, and Chairman Emeritus of Fremont Group, L.L.C. since April 1996.

         Bobby R. Brown has been a director of Remington and Holding since prior to 1994. From prior to 1994 to January 1995, and from July 1997 to January 1998, Mr. Brown was President, and from prior to 1994 to January 1996, and from July 1997 to January 1998 was Chairman and Chief Executive Officer of CONSOL Inc. and CONSOL Energy Inc., the parents of Consolidation Coal Company, a coal mining company. Mr. Brown was the Chairman of CONSOL Inc. and its parent CONSOL Energy Inc. from prior to 1994 to February 1999. Mr. Brown also serves as a director of CONSOL Inc. and CONSOL Energy Inc.

         Richard A. Gilleland has been a director of Remington and Holding since March 1994. Mr. Gilleland is now President of Tyco Healthcare Group, a medical supplies company. He was Chairman and Chief Executive Officer of Physicians Resource Group, Inc., which provides management services to physicians and clinics, from December 1997 to October 1998 and President and Chief Executive Officer of AMSCO International, Inc., a manufacturer of medical products, from July 1995 to July 1996. From prior to 1994 to July 1995, Mr. Gilleland was Chairman, President and Chief Executive Officer of Kendall International, Inc., a manufacturer of hospital supplies. Mr. Gilleland currently serves as a director of DePuy Orthopedics and Tyco International, Ltd. Mr. Gilleland provides advisory and consulting services to CD&R relating to investments and investment opportunities in healthcare-related industries.

         Richard E. Heckert has been a director of Remington and Holding since March 1994. Mr. Heckert served as a director of DuPont from prior to 1994 to April 1994 and a director of The Seagram Company, Ltd. from prior to 1994 to April 1995. From prior to 1994 to May 1995, he served on the International Committee of L'Air Liquide. Mr. Heckert served as a member of the International Advisory Council of the Broken Hill Proprietary Company (BHP) from prior to 1994 to October 1994, and was a director of Marsh & McLennan Companies Inc., from prior to 1994 until 1996.

         Hubbard C. Howe has been a director of Remington and Holding since prior to 1994, and was Chairman and Chief Executive Officer of Remington and Holding from prior to 1994 until December 1997. Mr. Howe served as Vice Chairman from February 1994 to November 1997, and as Chairman from prior to 1994 to February 1994, of Nu-kote International, Inc., a printing supplies manufacturer, and its parent, Nu-kote Holding, Inc., a corporation in which an investment partnership managed by CD&R previously had an investment. Mr. Howe has served as Chairman and as a director since prior to 1994 of A.P.S., Inc., a distributor of automotive replacement parts, and its parent, APS Holding Corporation in which an investment partnership managed by CD&R has an investment. From March 1997 until January 1998, Mr. Howe served as the interim Chief Executive Officer of APS Holding Corporation and A.P.S., Inc. On February 2, 1998, A.P.S., Inc. and several of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. Mr. Howe currently serves as a director of Phoenix Packaging, Inc. He is also a director of Riverwood International Corporation, and its parents RIC Holding, Inc. and Riverwood Holding, Inc., a corporation in which an investment partnership managed by CD&R has an investment. Mr. Howe is a principal of CD&R.

         Joseph L. Rice, III has been a director of Remington and Holding since prior to 1994. Since 1998, Mr. Rice has been Chairman of CD&R, which he joined in 1978 and is a general partner of Associates IV. From prior to 1994 to 1995 he served as President and from 1995 to 1998 he served as Chairman and Chief Executive Officer of CD&R. Mr. Rice is also a director of Uniroyal Holding, Inc., a corporation in which an investment partnership managed by CD&R has an investment; Dynatech Corporation, a corporation in which an investment partnership managed by CD&R has an investment and Schulte GmbH & Co. KG, and its parent CDRB Holding AG, corporations in which an investment partnership managed by CD&R has an investment.

         H. Norman Schwarzkopf has been a director of Remington and Holding since September 1995. General Schwarzkopf retired in August 1991 following a long and distinguished career in the U.S. Army. From prior to 1994 to 1995 he served as a commentator for CBS and from 1995 to 1998 as a commentator for NBC. He currently serves as a director of Borg-Warner Security Corporation, Kuhlman Corporation and USA Network, Inc. and is a member of the University of Richmond Board of Trustees.

         Thomas L. Millner became President and Chief Operating Officer of Remington in May 1994. Mr. Millner has been a director of Remington and Holding since June 1994. From prior to 1994 to May 1994, Mr. Millner served as President and Chief Executive Officer of The Pilliod Cabinet Company, a furniture manufacturer. Prior to January 31, 1994, an investment partnership managed by CD&R had an investment in Pilliod Holding Company, the parent of The Pilliod Cabinet Company. Mr. Millner currently serves on the board of directors of Stanley Furniture Co., Inc., The Atlanta Belting Co. and Old London Foods, Inc.

         James B. Ackley joined Remington in March 1996 as Vice
President-Research and Development. From prior to 1994 until joining the Company, Mr. Ackley was the Chief Executive Officer for the Joint Service Small Arms Program and Executive Program Manager with the U.S. Defense Department.

         Ronald H. Bristol, II joined Remington in June 1995 as Vice President - Operations, and in December 1997 became Vice President, General Manager - Firearms. From prior to 1994 to June 1995, Mr. Bristol was a Manager with Arthur Andersen & Co.

         Paul L. Cahan joined Remington in March 1995 as Vice President - Ammunition and in December 1997 became Vice President, General Manager - Ammunition. From prior to 1994 until joining the Company, Mr. Cahan was director of Steel Tooling Operations with Kennametal, Inc., a leading manufacturer of tooling and supplies for the metalworking and mining industries.

         Robert L. Euritt joined Remington in September 1994 as Vice President - Human Resources and in December 1997 became Vice President - Human Resources and Customer Service. From prior to 1994 until joining the Company, Mr. Euritt was Senior Vice President - Human Resources for Goody Products, a haircare products company.

         Samuel G. Grecco became Vice President-Business Development and Planning in September 1996 and became Vice President - Business Development and Corporate Secretary in December 1996. From prior to 1994 until June 1996 he was Vice President, Controller and Treasurer of the Company. From June 1996 until September 1996 he was Vice President and Controller of the Company.

         Mark A. Little joined Remington in July 1996 as Director of Planning and Business Development. In September 1996, he became Vice President, Controller and in June 1997, he became Vice President, Chief Financial Officer and Controller. From prior to 1994 until joining Remington, Mr. Little held the position of Executive Vice President of Finance, Chief Financial Officer of The Pilliod Cabinet Company, now named Pilliod Furniture, Inc.

         Arthur W. Wheaton became Vice President - Sales and Marketing in December 1996 and in December 1997, he became Vice President, General Manager - Worldwide Sales. From March 1995 until December 1996 he was Vice President - Corporate Marketing. From March 1994 until March 1995 he was Vice President. From prior to 1994 to March 1994, Mr. Wheaton held the position of Director - Marketing and Sales. Mr. Wheaton is Chairman of the Board of Directors of the Sporting Arms and Ammunition Manufacturer's Institute, and serves on the Board of Directors of the National Shooting Sports Foundation, the Wildlife Management Institute and Congressional Sportsman Foundation.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Members of the Board of Directors of Remington and Holding who are not employees of the Company or CD&R (each, an "Eligible Director") receive a per meeting fee of $1,000 for each Remington board and committee meeting attended and an annual retainer of $20,000. An additional per meeting fee of $1,000 is paid to the chairman of each committee. Members of the Board of Directors of Holding do not receive any additional compensation for their services in such capacity. All directors are reimbursed for reasonable travel and lodging expenses incurred to attend meetings. Each Eligible Director was also eligible to participate in the RACI Holding, Inc. 1994 Directors' Stock Plan (the "1994 Directors' Plan") under which a director could forego part or all of the annual retainer and meeting fee payable to him for calendar years 1995-1997 in exchange for shares of Holding's Common Stock. The number of shares payable is determined by dividing (i) the amount of cash retainer fees foregone with respect to services provided during a calendar year by (ii) the greater of (x) the fair market value of a share of Common Stock as of the last day of such calendar year and (y) $100. As of the date of this report, no Common Stock has been issued under this Plan, although it is expected that shares of Common Stock will be issued in the near future. The 1994 Directors' Plan terminated in 1998. Effective July 1, 1997 under the RACI Holding, Inc. Director Stock Purchase Plan (the "1997 Directors' Plan"), the Company offered each Eligible Director the opportunity to purchase up to 2,500 shares of Common Stock at a purchase price per share of $100. The 1997 Directors' Plan extends until July 1, 2002. As of the date of this report, 10,000 shares of Common Stock have been issued under the 1997 Directors' Plan.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table summarizes the compensation paid by Remington to each person who served as its Chief Executive Officer during 1998 and to each of the Company's four other most highly compensated executive officers (the "Named Executive Officers") during or with respect to the 1996, 1997 and 1998 fiscal years for services in all capacities rendered to the Company for such fiscal years.


                                       SUMMARY COMPENSATION TABLE
                                       --------------------------
                                                                                            LONG TERM
                                                                                          COMPENSATION
                                                                                          ------------
                                                                                             AWARDS
                                                                                             ------
                                                         ANNUAL COMPENSATION                   (G)              (I)
                                                         -------------------  (E)          SECURITIES        ALL OTHER
                 (A)                    (B)      (C)          (D)        OTHER ANNUAL      UNDERLYING      COMPENSATION
     NAME AND PRINCIPAL POSITION       YEAR   SALARY($)    BONUS($)     COMPENSATION($)    OPTIONS(#)           ($)
     ---------------------------       ----   ---------    --------     ---------------    ----------           ---
Leon J. Hendrix, Jr................... 1996       --          --              --               --               --
   Chairman and Chief Executive        1997       --          --              --               --               --
   Officer (1)                         1998       --          --              --               --               --
Thomas L. Millner..................... 1996    337,512     270,000            --               --            8,651(2)
   President and Chief Operating       1997    350,016     437,500            --               --            8,951(2)
   Officer                             1998    376,260     462,000            --               --            8,951(2)
Robert L. Euritt...................... 1996    150,000      80,000(3)      39,328(4)           --            1,125(5)
   Vice President-Human Resources      1997    152,500     165,000         36,818(4)           500           4,575(5)
    and Customer Service               1998    165,000     158,400         37,853(4)           --            4,800(5)
Mark A. Little........................ 1996    68,750(6)     --               --               --            1,925(2)
   Vice President, Chief Financial     1997    152,500     165,000            --              1,000          6,176(2)
    Officer and Controller             1998    165,000     158,400            --               --            8,651(2)
Ronald H. Bristol, II................. 1996    133,333      50,000         17,993(7)           --            2,125(5)
   Vice President, General Manager     1997    145,000     162,525            --              1,500          4,350(5)
    -Firearms                          1998    165,000     157,700            --               --            4,800(5)

(1) Mr. Hendrix is a principal of CD&R and received no compensation directly from Remington for his services as Chairman and Chief Executive Officer. Mr. Hendrix has served in this capacity since December 1997. Remington pays CD&R an annual fee (amounting to $400,000 in each of 1998, 1997 and 1996) for management consulting services (see "Certain Relationships and Related Transactions" below) which include Mr. Hendrix's services as Chairman and Chief Executive Officer.

(2) Amount reflects premiums paid by the Company for a Disability Insurance Policy and Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plan.

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

(7) Amount reflects reimbursements for moving expenses incurred by the Named Executive Officer in connection with the Named Executive Officer's relocation to the North Carolina headquarters.

                  AGGREGATED OPTION EXERCISES AND FY-END OPTION VALUE TABLE
                  ---------------------------------------------------------

                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                          OPTIONS AT              IN-THE-MONEY OPTIONS
                           SHARES ACQUIRED                                  FY-END                       AT FY-END
NAME                       ON EXERCISE (#)  VALUE REALIZED ($)   EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE(1)
----                       ---------------  ------------------   -------------------------     ----------------------------
Leon J. Hendrix, Jr.              --               --                       --                               --
Thomas L. Millner                 --               --                  5,000 / 2,500                 500,000 / 250,000
Robert L. Euritt                  --               --                  1,227 / 1,113                 122,700 / 111,300
Mark A. Little                    --               --                    333 / 667                    33,300 / 66,700
Ronald H. Bristol, II             --               --                    583 / 1,292                  58,300 / 129,200

(1) Calculated based on a per share price of Holding Common Stock of $200, the estimated fair value as of December 31, 1998, less the exercise price of $100.

PENSION AND RETIREMENT PLAN

         The Remington Arms Company, Inc. Pension and Retirement Plan was established effective December 1, 1993 to provide retirement income and survivor benefits to Remington's employees and their beneficiaries through a tax qualified program. Pension benefits under the Pension and Retirement Plan are limited in accordance with the provision of the Internal Revenue Code of 1986, as amended (the "Code"), governing tax qualified pension plans. The Company has adopted a Supplemental Pension Plan effective January 1, 1998 (the "Supplemental Plan" and, together with the Pension and Retirement Plan, the "Pension Plans") that provides for payment to participants of retirement benefits equal to the excess, if any, of 2% of the participant's average monthly pay multiplied by such participant's years of service over the amount actually earned by such participant under the Pension and Retirement Plan. Each of the Named Executive Officers (other than Mr. Hendrix) is eligible to participate in the Pension Plans. Benefits under the Supplemental Plan are not pre-funded; such benefits are paid by the Company when due.

         Retirement benefits under the Pension Plans are generally based on an employee's years of benefit service and highest final average compensation. Generally, an employee's benefit service under the Pension Plans includes all of his service with Remington and his service, if any, with DuPont prior to the Closing. DuPont service is not recognized for benefit accrual or early retirement eligibility, however, in the case of eligible employees who elected to retire from DuPont and commence receiving retirement income from the DuPont retirement plan in connection with the Acquisition. Retirement benefits are generally paid in annuity form, for life, commencing at the employee's 65th birthday, although longer service employees may elect to commence receiving retirement income at an earlier age.

    Salary and                        Estimated Annual Retirement Benefits Based on Service of
50% of Incentive           -------------------------------------------------------------------------------
   Compensation            15 Years         20 Years          25 Years          30 Years          35 Years
------------------         --------         --------          --------          --------          --------
       175,000               52,500           70,000            87,500          105,000           122,500
       200,000               60,000           80,000           100,000          120,000           140,000
       225,000               67,500           90,000           112,500          135,000           157,500
       250,000               75,000          100,000           125,000          150,000           175,000
       300,000               90,000          120,000           150,000          180,000           210,000
       400,000              120,000          160,000           200,000          240,000           280,000
       450,000              135,000          180,000           225,000          270,000           315,000
       500,000              150,000          200,000           250,000          300,000           350,000
       550,000              165,000          220,000           275,000          330,000           385,000

         The above table illustrates the estimated annual amounts payable under the Pension Plans, including the Supplemental Plan, in the form of a straight life annuity to employees retiring at age 65 in 1998. Compensation recognized under the Pension Plans generally includes an employee's average compensation for the three consecutive year period in the employee's final ten years of service for which such compensation was the highest. Compensation for this purpose includes overtime, shift differentials and 50% of any incentive compensation award. Compensation does not include awards and payments under any other special compensation plans, payments for severance, relocation or other special payments.

         The years of benefit service and average monthly pay (expressed as an annual amount), recognized as of December 31, 1998, under the Pension Plans for each eligible Named Executive Officer are as follows:


          Name               Years of Service         Average Pay
          ----               ----------------         -----------
Thomas L. Millner                  4.6                  $549,500
Robert L. Euritt                   4.3                  $209,700
Mark A. Little                     2.5                  $204,700
Ronald H. Bristol, II              3.5                  $209,500

         Mr. Hendrix is not a participant in the Pension Plans.

EXECUTIVE EMPLOYMENT AGREEMENTS

         In June 1998, the Company entered into Executive Employment Agreements with each of the Named Executive Officers, except Mr. Hendrix. Under the agreements, Messrs. Millner, Euritt, Little and Bristol receive the annual base salaries, bonuses and other benefits set forth in the Summary Compensation Table. The agreements also provide continued employment terms and severance terms if employment is terminated under certain conditions. In the event of a termination of the Named Executive Officer's employment by the Company without "cause" (as defined in the agreement) or by such Named Executive Officer for "good reason" (as defined in the agreement), the Named Executive Officer will receive his base salary (as defined in the agreement) for the longer of one year or the period from such date of termination through the end of the term, and a portion of incentive compensation that would have been payable for the calendar year in which his employment terminates. Messrs. Millner and Little's agreements have terms of three years and two years, respectively, and Messrs. Euritt and Bristol's agreements each have terms of one year. The agreements also contain certain noncompetition and nonsolicitation provisions and provide for the termination of previously existing employment and severance agreements and arrangements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors of the Company established a Compensation Committee to review all compensation arrangements for executive officers of the Company. The individuals serving on the Compensation Committee during 1998 were Richard A. Gilleland, Chairman, Leon J. Hendrix, Jr. and Richard E. Heckert. Mr. Hendrix has served as Chairman and Chief Executive Officer of the Company since December 1997. Mr. Hendrix is also a principal of CD&R. CD&R receives an annual fee for management and financial consulting services to the Company, including Mr. Hendrix's services as Chairman and Chief Executive Officer of the Company, and reimbursement of out-of-pocket expenses. The consulting fees paid to CD&R were $400,000 for each of 1996, 1997 and 1998. The consulting fees to be paid to CD&R may not exceed $500,000 per year under the terms of the Credit Agreement and the Indenture unless certain requirements are met. Such consulting fees will be reviewed on an annual basis. Holding and the Company have also agreed to indemnify the members of the boards employed by CD&R and CD&R against certain liabilities incurred under the federal securities laws, other laws regulating the business of the Company and certain other claims and liabilities with respect to their services for Holding and the Company. Prior to joining the Compensation Committee, Mr. Heckert served as Chairman of the Board and Chief Executive Officer of DuPont from May 1986 to April 1989, and also served as a director of DuPont from April 1989 to April 1994.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Holding owns all of the outstanding common stock (par value $.01 per share) of Remington. Each share of common stock is entitled to one vote. The following table sets forth the beneficial ownership, as of March 17, 1999, of Common Stock by each director of Holding, by all directors and executive officers of Holding as a group, by each Named Executive Officer, and by each person who owns beneficially more than five percent of the outstanding shares of Common Stock:

                                                                               NUMBER               PERCENT
NAME OF BENEFICIAL OWNER                                                      OF SHARES            OF CLASS
------------------------                                                      ---------            --------
The Clayton & Dubilier Private Equity Fund IV Limited Partnership (1)          750,000                96.0
B. Charles Ames (2)                                                                 --                --
Michael G. Babiarz (2)                                                              --                --
Leon J. Hendrix, Jr. (2)                                                            --                --
Hubbard C. Howe (2)                                                                 --                --
Joseph L. Rice, III (2)                                                             --                --
Stephen D. Bechtel                                                               2,500                 *
Bobby R. Brown                                                                   2,500                 *
Richard A. Gilleland                                                             2,500                 *
Richard E. Heckert                                                               2,500                 *
H. Norman Schwarzkopf                                                               --                --
Thomas L. Millner (3)                                                            5,000                 *
Robert L. Euritt (3)                                                             1,227                 *
Mark A. Little (3)                                                                 333                 *
Ronald H. Bristol, II (3)                                                          583                 *
Executive officers and directors as a group(4)(5)                              771,426                98.8
*Less than 1%

(1) Clayton & Dubilier Associates IV Limited Partnership ("Associates IV") is the general partner of The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV") and by virtue of such status may be deemed to be the beneficial owner of the shares owned by C&D Fund IV. Associates IV has the power to direct C&D Fund IV as to the voting and disposition of shares held by C&D Fund IV. No person controls the voting and dispositive power of Associates IV with respect to the shares owned by C&D Fund IV. Associates IV expressly disclaims beneficial ownership of the shares owned by C&D Fund IV. The business address for each of C&D Fund IV and Associates IV is 270 Greenwich Avenue, Greenwich, Connecticut 05830.

(2)  Does not include shares owned by C&D Fund IV.

(3)  Represents shares that may be acquired upon exercise of options.

(4) C&D Fund IV owns 750,000 of the shares of Common Stock included herein. Messrs. Ames and Rice are general partners of Associates IV. Messrs. Hendrix and Howe withdrew as general partners of Associates IV as of May 1998 but retain an economic interest in the shares owned by C&D Fund IV by virtue of their status as withdrawn general partners of Associates IV.

(5) Includes 11,426 shares that may be acquired upon exercise of vested options held by the executive officers as a group.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CD&R AND C&D FUND IV

         C&D Fund IV, which currently is Holding's largest shareholder, is a private investment fund managed by CD&R. Amounts contributed to C&D Fund IV by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged buy-out transactions and in the equity of corporations where the infusion of capital coupled with the provision of managerial assistance by CD&R can be expected to generate returns on investments comparable to returns historically achieved in leveraged buy-out transactions. The general partner of C&D Fund IV is Associates IV. Leon J. Hendrix, Jr., a principal of CD&R, is a director and currently serves as Chairman and Chief Executive Officer of Remington and Holding. Joseph L. Rice, III and B. Charles Ames are principals of CD&R, general partners of Associates IV, and directors of Remington and Holding. Hubbard C. Howe and Michael G. Babiarz are principals of CD&R and directors of Remington and Holding. Donald J. Gogel and Joseph L. Rice, III are the sole stockholders of CD&R. Richard A. Gilleland provides advisory and consulting services to CD&R relating to investments and investment opportunities in healthcare-related industries and is a director of Remington and Holding.

         CD&R receives an annual fee for management and financial consulting services provided to the Company and reimbursement of out-of-pocket expenses, pursuant to a consulting agreement among Holding, the Company and CD&R. Such services include helping the Company to establish effective banking, legal and other business relationships, and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. In addition, CD&R has agreed to furnish the services of Mr. Hendrix to serve as Chairman and Chief Executive Officer of the Company and Holding as a part of the services provided pursuant to that consulting agreement. Mr. Hendrix's compensation from CD&R is established without regard to the extent of particular services provided by Mr. Hendrix to the Company. The number of CD&R employees, and the amount of time spent by them, working with a particular portfolio company varies from time to time with the scope and type of services provided. The consulting fees paid to CD&R were $400,000 for each of 1998, 1997 and 1996. The consulting fees to be paid to CD&R may not exceed $500,000 per year under the terms of the Credit Agreement and the Indenture unless certain requirements are met. Such consulting fees will be reviewed on an annual basis and will be calculated with reference to the size and complexity of the Company's business, the type and magnitude of the advisory and management consulting services being provided, the fees being paid to CD&R by other companies for which it provides such services and the fees charged by other managers with comparable organizations for similar services provided to companies in which investment funds managed by such managers have invested.

         The Company paid fees to the law firm of Debevoise & Plimpton during 1998 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton, is married to Joseph L. Rice, III, a director of the Company and a general partner of Associates IV.

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

STOCK OPTION AND PURCHASE PLANS

         As of December 31, 1996, the Company had reserved 132,380 shares of the Common Stock for issuance in accordance with the terms of the Amended and Restated RACI Holding, Inc. Stock Option Plan (the "Option Plan"), the RACI Holding, Inc. Stock Purchase Plan (the "Purchase Plan") and the 1994 Directors' Plan. On July 22, 1997 the Board of Directors of Holding adopted the 1997 Directors' Plan and reserved an additional 12,500 shares of the Common Stock, par value $.01 per share, of Holding for issuance thereunder. As of December 31, 1998, 10,000 shares of Common Stock have been issued under the 1997 Directors' Plan and no shares of Common Stock have been issued under the Option Plan, Purchase Plan or 1994 Directors' Plan. As of December 31, 1998, the Company has 134,880 shares of Common Stock reserved for issuance of which 96,915 shares remain available for grant under the above mentioned plans.

         At December 31, 1998 options to purchase 37,965 shares of Common Stock were outstanding, at a per share exercise price of $100, of which 20,907 options were exercisable.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) LIST OF EXHIBITS.

DESCRIPTION
-----------

2.1      Asset Purchase Agreement, dated as of November 24, 1993, among
         Remington Arms Company, Inc., formerly named RACI Acquisition
         Corporation ("Remington"), E.I. du Pont de Nemours and Company
         ("DuPont") and Sporting Goods Products, Inc., formerly named Remington
         Arms Company, Inc. ("Sporting Goods"); previously filed as Exhibit 2.1 to Registration Statement No. 333-4520, 333-4520-01 under the
         Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

2.2 Understanding and Agreement Regarding Product Liability Litigation, dated as of June 1, 1996 between DuPont and Remington; previously filed as Exhibit 2.2 to Amendment No. 2 to Registration Statement No.
         333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997, and herein incorporated by reference.

2.3      Non-Competition Agreement, dated as of December 1, 1993, among DuPont,
         Sporting Goods and Remington; previously filed as Exhibit 2.3 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
         Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

2.4 Product Liability Services and Defense Coordination Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington;
         previously filed as Exhibit 2.4 to Registration Statement No. 333-4520,
         333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

2.5      Environmental Liability Services Agreement, dated as of December 1,
         1993, between DuPont and Remington; previously filed as Exhibit 2.5 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
         Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

3.1      Certificate of Incorporation of RACI Holding, Inc. ("Holding"), dated
         October 21, 1993, as amended on June 21, 1995; previously filed as
         Exhibit 3.1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

3.2      By-Laws of Holding, as amended and restated on December 16, 1997;
         previously filed as Exhibit 3.2 to Annual Report on Form 10-K, filed
         March 30, 1998, and herein incorporated by reference.

4.1 Specimen of Holding Class A Common Stock Certificate; previously filed as Exhibit 4.1 to Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.2 Specimen of Holding Class B Common Stock Certificate; previously filed as Exhibit 4.2 to Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.3      Indenture, dated as of November 30, 1993 (the "Indenture"), among
         Remington, First Trust National Association, as Trustee, and Holding, as Guarantor, with respect to Remington's 9.5% Senior Subordinated
         Notes due 2003 (the "Notes"); previously filed as Exhibit 4.1 to
         Registration Statement No. 333-4520, 333-4520-01 under the Securities
         Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.4      Purchase Agreement, dated November 19, 1993, among Remington, Holding,
         Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated
         ("Merrill Lynch"), and CS First Boston Corporation ("First Boston" and, together with Merrill Lynch, the "Initial Purchaser"); previously filed as Exhibit 4.2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.5      Registration Rights Agreement, dated as of November 30, 1993, among
         Remington, Holding and the Initial Purchasers; previously filed as
         Exhibit 4.3 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.6 Credit Agreement, dated as of November 30, 1993, among Remington, the lenders named therein, The Chase Manhattan Bank, N.A., Chemical Bank
         ("Chemical"), and Union Bank of Switzerland, as co-agents, and Chemical, as administrative agent (the "Administrative Agent");
         previously filed as Exhibit 4.4 to Registration Statement No. 333-4520,
         333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.7      First Amendment, dated as of September 29, 1995, to the Credit
         Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit
         4.5 to Registration Statement No. 333-4520, 333-4520-01 under the
         Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.8 Second Amendment, dated as of March 29, 1996, to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.6 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
         Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.9 Third Amendment, dated as of June 28, 1996, to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.7 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

4.10 Fourth Amendment, dated as of December 30, 1996 to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.8 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

4.11 Fifth Amendment, dated as of September 23, 1998 to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4 by the Company in its Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.

4.12     Borrower Stock Pledge Agreement, dated as of November 30, 1993, between
         Remington and the Administrative Agent; previously filed as Exhibit 4.7 to Registration Statement No. 333-4520, 333-4520-01 under the
         Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.13     Borrower Stock Pledge Agreement, dated as of March 30, 1996, between
         Remington and the Administrative Agent; previously filed as Exhibit
         4.10 to Amendment No. 1 to Registration Statement No. 333-4520,
         333-4520-01 under the Securities Act of 1933, as amended, filed January
         10, 1997, and herein incorporated by reference.

4.14     Borrower Security Agreement, dated as of November 30, 1993, between
         Remington and the Administrative Agent; previously filed as Exhibit 4.8 to Registration Statement No. 333-4520, 333-4520-01 under the
         Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.15     Borrower Patent and Trademark Security Agreement, dated as of November
         30, 1993, between Remington and the Administrative Agent; previously filed as Exhibit 4.9 to Registration Statement No. 333-4520,
         333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.16     Holding Stock Pledge Agreement, dated as of November 30, 1993, between
         Holding and the Administrative Agent; previously filed as Exhibit 4.10 to Registration Statement No. 333-4520, 333-4520-01 under the
         Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.17     Holding Guarantee, dated as of November 30, 1993, by Holding to the
         Administrative Agent; previously filed as Exhibit 4.11 to Registration
         Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.18 Sublease, dated as of March 1, 1987, between S&K Industries, Inc., as lessor, and Remington as assignee of DuPont, as lessee (agreement to furnish such sublease to the Securities and Exchange Commission upon its request); previously filed as Exhibit 4.17 to Annual Report on Form
         10-K, filed March 30, 1998, and herein incorporated by reference.

10.1     Filed as Exhibit 2.1.

10.2     Filed as Exhibit 2.2.

10.3     Filed as Exhibit 2.3.

10.4     Filed as Exhibit 2.4.

10.5     Filed as Exhibit 2.5.

10.6     Filed as Exhibit 4.4.

10.7     Filed as Exhibit 4.5.

10.8     Filed as Exhibit 4.6.

10.9     Filed as Exhibit 4.7.

10.10    Filed as Exhibit 4.8.

10.11    Filed as Exhibit 4.9.

10.12    Filed as Exhibit 4.10.

10.13    Filed as Exhibit 4.11.

10.14    Filed as Exhibit 4.12.

10.15    Filed as Exhibit 4.13.

10.16    Filed as Exhibit 4.14.

10.17    Filed as Exhibit 4.15.

10.18    Filed as Exhibit 4.16.

10.19    Filed as Exhibit 4.17.

10.20    Registration and Participation Agreement, dated as of November 30,
         1993, between Holding and The Clayton & Dubilier Private Equity Fund IV
         Limited Partnership (the "C&D Fund"); previously filed as Exhibit 10.14 to Registration Statement No. 333-4520, 333-4520-01 under the
         Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.21    Stock Subscription Agreement, dated as of November 30, 1993, between
         Holding and the C&D Fund; previously filed as Exhibit 10.15 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
         Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.22    Indemnification Agreement, dated as of November 30, 1993, among
         Remington, Holding, Clayton, Dubilier & Rice, Inc. and the C&D Fund;
         previously filed as Exhibit 10.16 to Registration Statement No.
         333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.23    RACI Holding, Inc. 1994 Directors' Stock Plan, adopted on June 2, 1994;
         previously filed as Exhibit 10.18 to Registration Statement No.
         333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.24    RACI Holding, Inc. Stock Purchase Plan, adopted on June 2, 1994;
         previously filed as Exhibit 10.19 to Registration Statement No.
         333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.25 Amended and Restated RACI Holding, Inc. Stock Option Plan, adopted as of July 17, 1995; previously filed as Exhibit 10.20 to Registration
         Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.26    Amendment No. 1, effective as of July 22, 1996, to the Amended and
         Restated RACI Holding, Inc. Stock Option Plan referred to as Exhibit
         10.25 above; previously filed as Exhibit 10.25 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
         Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

10.27    Form of Management Stock Option Agreement; previously filed as Exhibit
         10.21 to Registration Statement No. 333-4520, 333-4520-01 under the
         Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.28    RACI Holding, Inc. Director Stock Purchase Plan, adopted on July 22,
         1997; previously filed as Exhibit 10.1 by the Company in its Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.

10.29    Form of Director Stock Subscription Agreement; previously filed as
         Exhibit 10.2 by the Company in its Form 10-Q for the quarter ended
         September 30, 1997, and herein incorporated by reference.

10.30    RACI Holding, Inc. Director Stock Option Plan, adopted on July 22,
         1996; previously filed as Exhibit 10.27 to Amendment No. 1 to
         Registration Statement No. 333-4520, 333-4520-01 under the Securities
         Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

10.31    Consulting Agreement, dated as of December 1, 1993, among Holding,
         Remington and Clayton, Dubilier & Rice, Inc.; previously filed as
         Exhibit 10.28 to Amendment No. 2 to Registration Statement No.
         333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997, and herein incorporated by reference.

10.32    Loan-Out Agreement, dated as of December 1, 1993, among Holding,
         Remington and Clayton, Dubilier & Rice, Inc.; previously filed as
         Exhibit 10.29 to Amendment No. 2 to Registration Statement No.
         333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997, and herein incorporated by reference.

10.33    Loan-Out Agreement, dated as of December 16, 1997, among Holding,
         Remington and Clayton, Dubilier & Rice, Inc.; previously filed as
         Exhibit 10.32 to Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

10.34    Form of Executive Employment Agreement.

10.35    Remington Supplemental Pension Plan, effective January 1, 1998.

10.36    Remington Supplemental Savings Plan, effective January 1, 1998.

12.1     Computation of Ratio of Earnings to Fixed Charges.

21.1     List of Subsidiaries.

23.1     Consent of PricewaterhouseCoopers LLP as Independent Accountants of the
         Registrant.

27       Financial Data Schedule.

99.1     Reconciliation of Income (Loss) from Operations to EBITDA.

(B) FINANCIAL STATEMENT SCHEDULES.

         Financial statement schedules of the Company are not required, are immaterial or have been disclosed in the notes to the financial statements and therefore have been omitted.

(C) REPORTS ON FORM 8-K.

         During the quarter ended December 31, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 1999.

                               RACI HOLDING, INC.

                               By:  /s/ Leon J. Hendrix, Jr.
                                    ---------------------------------
                                        Leon J. Hendrix, Jr.
                               Chairman, Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999.

   /s/ Leon J. Hendrix, Jr.        Chairman, Chief Executive Officer and Director
-----------------------------      (Principal Executive Officer)
     Leon J. Hendrix, Jr.


     /s/ Thomas L. Millner         Director, President and Chief Operating Officer
-----------------------------
       Thomas L. Millner


      /s/ Mark A. Little           Vice President, Chief Financial Officer and Controller
-----------------------------      (Principal Financial and Accounting Officer)
        Mark A. Little


      /s/ B. Charles Ames          Director
-----------------------------
        B. Charles Ames


    /s/ Michael G. Babiarz         Director
-----------------------------
      Michael G. Babiarz


  /s/ Stephen D. Bechtel, Jr.      Director
-----------------------------
    Stephen D. Bechtel, Jr.


      /s/ Bobby R. Brown           Director
-----------------------------
        Bobby R. Brown


   /s/ Richard A. Gilleland        Director
-----------------------------
     Richard A. Gilleland


    /s/ Richard E. Heckert         Director
-----------------------------
      Richard E. Heckert


      /s/ Hubbard C. Howe          Director
-----------------------------
        Hubbard C. Howe


    /s/ Joseph L. Rice, III        Director
-----------------------------
      Joseph L. Rice, III


   /s/ H. Norman Schwarzkopf       Director
-----------------------------
     H. Norman Schwarzkopf

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report or proxy material has been sent to security holders.

                                  EXHIBIT INDEX
                FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1998


EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

2.1     Asset Purchase Agreement, dated as of November 24, 1993, among Remington
        Arms Company, Inc., formerly named RACI Acquisition Corporation
        ("Remington"), E.I. du Pont de Nemours and Company ("DuPont") and
        Sporting Goods Products, Inc., formerly named Remington Arms Company,
        Inc. ("Sporting Goods"); previously filed as Exhibit 2.1 to Registration
        Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

2.2 Understanding and Agreement Regarding Product Liability Litigation, dated as of June 1, 1996 between DuPont and Remington; previously filed as Exhibit 2.2 to Amendment No. 2 to Registration Statement No.
        333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997, and herein incorporated by reference.

2.3     Non-Competition Agreement, dated as of December 1, 1993, among DuPont,
        Sporting Goods and Remington; previously filed as Exhibit 2.3 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
        Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

2.4 Product Liability Services and Defense Coordination Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington;
        previously filed as Exhibit 2.4 to Registration Statement No. 333-4520,
        333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

2.5     Environmental Liability Services Agreement, dated as of December 1,
        1993, between DuPont and Remington; previously filed as Exhibit 2.5 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
        Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

3.1     Certificate of Incorporation of RACI Holding, Inc. ("Holding"), dated
        October 21, 1993, as amended on June 21, 1995; previously filed as
        Exhibit 3.1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

3.2     By-Laws of Holding, as amended and restated on December 16, 1997;
        previously filed as Exhibit 3.2 to Annual Report on Form 10-K, filed
        March 30, 1998, and herein incorporated by reference.

4.1 Specimen of Holding Class A Common Stock Certificate; previously filed as Exhibit 4.1 to Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.2 Specimen of Holding Class B Common Stock Certificate; previously filed as Exhibit 4.2 to Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.3     Indenture, dated as of November 30, 1993 (the "Indenture"), among
        Remington, First Trust National Association, as Trustee, and Holding, as
        Guarantor, with respect to Remington's 9.5% Senior Subordinated Notes due 2003 (the "Notes"); previously filed as Exhibit 4.1 to Registration
        Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.4     Purchase Agreement, dated November 19, 1993, among Remington, Holding,
        Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated
        ("Merrill Lynch"), and CS First Boston Corporation ("First Boston" and, together with Merrill Lynch, the "Initial Purchaser"); previously filed as Exhibit 4.2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.5     Registration Rights Agreement, dated as of November 30, 1993, among
        Remington, Holding and the Initial Purchasers; previously filed as
        Exhibit 4.3 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.6 Credit Agreement, dated as of November 30, 1993, among Remington, the lenders named therein, The Chase Manhattan Bank, N.A., Chemical Bank
        ("Chemical"), and Union Bank of Switzerland, as co-agents, and Chemical, as administrative agent (the "Administrative Agent"); previously filed as Exhibit 4.4 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.7 First Amendment, dated as of September 29, 1995, to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.5 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
        Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.8 Second Amendment, dated as of March 29, 1996, to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.6 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
        Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.9 Third Amendment, dated as of June 28, 1996, to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.7 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

4.10 Fourth Amendment, dated as of December 30, 1996 to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4.8 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

4.11 Fifth Amendment, dated as of September 23, 1998 to the Credit Agreement referred to as Exhibit 4.6 above; previously filed as Exhibit 4 by the Company in its Form 10-Q for the quarter ended September 30, 1998, and herein incorporated by reference.

4.12    Borrower Stock Pledge Agreement, dated as of November 30, 1993, between
        Remington and the Administrative Agent; previously filed as Exhibit 4.7 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
        Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.13    Borrower Stock Pledge Agreement, dated as of March 30, 1996, between
        Remington and the Administrative Agent; previously filed as Exhibit 4.10 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

4.14    Borrower Security Agreement, dated as of November 30, 1993, between
        Remington and the Administrative Agent; previously filed as Exhibit 4.8 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
        Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.15    Borrower Patent and Trademark Security Agreement, dated as of November
        30, 1993, between Remington and the Administrative Agent; previously filed as Exhibit 4.9 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.16    Holding Stock Pledge Agreement, dated as of November 30, 1993, between
        Holding and the Administrative Agent; previously filed as Exhibit 4.10 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
        Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.17    Holding Guarantee, dated as of November 30, 1993, by Holding to the
        Administrative Agent; previously filed as Exhibit 4.11 to Registration
        Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.18 Sublease, dated as of March 1, 1987, between S&K Industries, Inc., as lessor, and Remington as assignee of DuPont, as lessee (agreement to furnish such sublease to the Securities and Exchange Commission upon its request); previously filed as Exhibit 4.17 to Annual Report on Form
        10-K, filed March 30, 1998, and herein incorporated by reference.

10.1    Filed as Exhibit 2.1.

10.3    Filed as Exhibit 2.2.

10.3    Filed as Exhibit 2.3.

10.4    Filed as Exhibit 2.4.

10.5    Filed as Exhibit 2.5.

10.6    Filed as Exhibit 4.4.

10.7    Filed as Exhibit 4.5.

10.8    Filed as Exhibit 4.6.

10.9    Filed as Exhibit 4.7.

10.10   Filed as Exhibit 4.8.

10.11   Filed as Exhibit 4.9.

10.12   Filed as Exhibit 4.10.

10.13   Filed as Exhibit 4.11.

10.14   Filed as Exhibit 4.12.

10.15   Filed as Exhibit 4.13.

10.16   Filed as Exhibit 4.14.

10.17   Filed as Exhibit 4.15.

10.18   Filed as Exhibit 4.16.

10.19   Filed as Exhibit 4.17.

10.20 Registration and Participation Agreement, dated as of November 30, 1993, between Holding and The Clayton & Dubilier Private Equity Fund IV
        Limited Partnership (the "C&D Fund"); previously filed as Exhibit 10.14 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
        Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.21   Stock Subscription Agreement, dated as of November 30, 1993, between
        Holding and the C&D Fund; previously filed as Exhibit 10.15 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
        Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.22   Indemnification Agreement, dated as of November 30, 1993, among
        Remington, Holding, Clayton, Dubilier & Rice, Inc. and the C&D Fund;
        previously filed as Exhibit 10.16 to Registration Statement No.
        333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.23   RACI Holding, Inc. 1994 Directors' Stock Plan, adopted on June 2, 1994;
        previously filed as Exhibit 10.18 to Registration Statement No.
        333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.24   RACI Holding, Inc. Stock Purchase Plan, adopted on June 2, 1994;
        previously filed as Exhibit 10.19 to Registration Statement No.
        333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.25   Amended and Restated RACI Holding, Inc. Stock Option Plan, adopted as of
        July 17, 1995; previously filed as Exhibit 10.20 to Registration
        Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.26   Amendment No. 1, effective as of July 22, 1996, to the Amended and
        Restated RACI Holding, Inc. Stock Option Plan referred to as Exhibit
        10.25 above; previously filed as Exhibit 10.25 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities
        Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

10.27   Form of Management Stock Option Agreement; previously filed as Exhibit
        10.21 to Registration Statement No. 333-4520, 333-4520-01 under the
        Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.28   RACI Holding, Inc. Director Stock Purchase Plan, adopted on July 22,
        1997; previously filed as Exhibit 10.1 by the Company in its Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.

10.29   Form of Director Stock Subscription Agreement; previously filed as
        Exhibit 10.2 by the Company in its Form 10-Q for the quarter ended
        September 30, 1997, and herein incorporated by reference.

10.30   RACI Holding, Inc. Director Stock Option Plan, adopted on July 22, 1996;
        previously filed as Exhibit 10.27 to Amendment No. 1 to Registration
        Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

10.31   Consulting Agreement, dated as of December 1, 1993, among Holding,
        Remington and Clayton, Dubilier & Rice, Inc.; previously filed as
        Exhibit 10.28 to Amendment No. 2 to Registration Statement No. 333-4520,
        333-4520-01 under the Securities Act of 1933, as amended, filed April
        23, 1997, and herein incorporated by reference.

10.32   Loan-Out Agreement, dated as of December 1, 1993, among Holding,
        Remington and Clayton, Dubilier & Rice, Inc.; previously filed as
        Exhibit 10.29 to Amendment No. 2 to Registration Statement No. 333-4520,
        333-4520-01 under the Securities Act of 1933, as amended, filed April
        23, 1997, and herein incorporated by reference.

10.33   Loan-Out Agreement, dated as of December 16, 1997, among Holding,
        Remington and Clayton, Dubilier & Rice, Inc.; previously filed as
        Exhibit 10.32 to Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

10.34   Form of Executive Employment Agreement.

10.35   Remington Supplemental Pension Plan, effective January 1, 1998.

10.36   Remington Supplemental Savings Plan, effective January 1, 1998.

12.1    Computation of Ratio of Earnings to Fixed Charges.

21.1    List of Subsidiaries.

23.1    Consent of PricewaterhouseCoopers LLP as Independent Accountants of the
        Registrant.

27      Financial Data Schedule.

99.1    Reconciliation of Income (Loss) from Operations to EBITDA.