Form 10-Q
period 1999-03-31
RACI HOLDING INC
filed 1999-05-13
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Class A Common Stock, par value $.01 per share, outstanding at May 7, 1999

                              761,800 shares

Class B Common Stock, par value $.01 per share, outstanding at May 7, 1999

                                    0 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       RACI Holding, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)

                                                               March 31,           December 31,
                                                                 1999                  1998
                                                            ----------------      ---------------
                                                              (Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents                                           $   1.0              $   4.9
Accounts Receivable Trade - net                                       118.9                 63.0
Inventories                                                            75.7                 71.7
Supplies                                                               10.7                 10.6
Prepaid Expenses and Other Current Assets                              10.0                  9.6
Deferred Income Taxes                                                  14.7                 15.3
                                                            ----------------      ---------------
  Total Current Assets                                                231.0                175.1

Property, Plant and Equipment - net                                    83.9                 86.3
Intangibles and Debt Issuance Costs - net                              87.6                 88.7
Deferred Income Taxes                                                   2.0                  2.0
Other Noncurrent Assets                                                 1.8                  2.4
                                                            ----------------      ---------------
  Total Assets                                                      $ 406.3              $ 354.5
                                                            ================      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                                    $  30.6              $  28.2
Short-Term Debt                                                         1.0                  0.9
Current Portion of Long-Term Debt                                      26.1                 24.9
Product and Environmental Liabilities                                   3.3                  3.1
Income Taxes                                                            1.7                    -
Other Accrued Liabilities                                              31.5                 26.9
                                                            ----------------      ---------------
  Total Current Liabilities                                            94.2                 84.0

Long-Term Debt                                                        158.4                122.0
Retiree Benefits                                                       36.1                 35.6
Product and Environmental Liabilities                                   9.6                  9.4
                                                            ----------------      ---------------
  Total Liabilities                                                   298.3                251.0
                                                            ----------------      ---------------

Commitments and Contingencies

Shareholders' Equity
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 760,000 issued and outstanding                             -                    -
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                                -                    -
Paid in Capital                                                        76.0                 76.0
Retained Earnings                                                      32.0                 27.5
                                                            ----------------      ---------------
      Total Shareholders' Equity                                      108.0                103.5
                                                            ----------------      ---------------
  Total Liabilities and Shareholders' Equity                        $ 406.3              $ 354.5
                                                            ================      ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI Holding, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)

                                                  ---------------------------------
                                                             Unaudited
                                                  ---------------------------------
                                                       Year-to-Date March 31,
                                                  ---------------------------------
                                                       1999              1998
                                                  ---------------   ---------------

Sales (1)                                                $  90.5           $  89.0

Cost of Goods Sold                                          60.2              60.3
                                                  ---------------   ---------------

     Gross Profit                                           30.3              28.7

Selling, General and Administrative
  Expenses                                                  16.7              15.4

Research and Development Expense                             1.9               1.9

Other Expense                                                0.4               0.5

Restructuring and Nonrecurring Items                        (0.2)             (0.4)
                                                  ---------------   ---------------

     Operating Profit                                       11.5              11.3

Interest Expense                                             4.0               5.1
                                                  ---------------   ---------------

     Profit Before Income Taxes                              7.5               6.2

Provision for Income Taxes                                   3.0               2.5
                                                  ---------------   ---------------

     Net Income                                           $  4.5            $  3.7
                                                  ===============   ===============

Per Share Data:

     Basic Income Per Share                               $ 5.92            $ 4.87
                                                  ===============   ===============
     Diluted Income Per Share                             $ 5.78            $ 4.79
                                                  ===============   ===============

(1) Sales are presented net of Federal Excise Taxes of $7.5 and $6.8 for the year-to-date periods ended March 31, 1999 and 1998, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI Holding, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in Millions)

                                                                -----------------------------------
                                                                            Unaudited
                                                                -----------------------------------
                                                                      Year-To-Date March 31,
                                                                -----------------------------------
                                                                    1999                  1998
                                                                --------------         ------------

Operating Activities

          Net Cash used in Operating Activities                        $(40.6)              $(42.5)
                                                                --------------         ------------

Investing Activities

             Capital Expenditures                                        (1.0)                (0.7)
                                                                --------------         ------------

          Net Cash used in Investing Activities                          (1.0)                (0.7)
                                                                --------------         ------------


Financing Activities

             Net Borrowings under Revolving Credit Facility              47.5                 49.3
             Repurchase of Senior Subordinated Notes                     (3.8)                   -
             Principal Payments on Long-Term Debt                        (6.2)                (5.4)
             Net Borrowings (Payments) on Short-Term Debt                 0.2                 (0.3)
                                                                --------------         ------------

          Net Cash provided by Financing Activities                      37.7                 43.6
                                                                --------------         ------------

Increase (Decrease) in Cash and Cash Equivalents                         (3.9)                 0.4
Cash and Cash Equivalents at Beginning of Period                          4.9                  0.6
                                                                ==============         ============
Cash and Cash Equivalents at End of Period                              $ 1.0                $ 1.0
                                                                ==============         ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

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

         The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         Pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), on December 1, 1993, the Company acquired certain assets and assumed certain liabilities (the "Acquisition") of the Sporting Goods Business formerly operated by E. I. du Pont de Nemours and Company ("DuPont") and one of DuPont's subsidiaries (together with DuPont, the "Sellers").

         These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of RACI Holding, Inc. and Subsidiaries as of and for the year ended December 31, 1998.

         Certain reclassifications were made to the prior period's financial information to conform with the current presentation format.

Note 2 - Inventories

         Inventories consisted of the following at:

                                              March 31,             December 31,
                                                1999                    1998
                                              ---------             ------------
                                             (Unaudited)
             Raw Materials                     $ 11.1                 $ 10.7
             Semi-Finished Products              18.1                   17.4
             Finished Product                    46.5                   43.6
                                               ------                 ------
                  Total                        $ 75.7                 $ 71.7
                                               ======                 ======

Note 3 - Long-Term Debt

         Long-term debt consisted of the following at:

                                              March 31,             December 31,
                                                1999                    1998
                                              ---------               --------
                                             (Unaudited)
  Credit Agreement:
       Term Loans                             $    44.3               $   50.0
       Revolving Credit Facility                   47.5                    -
  9.5% Senior Subordinated Notes due 2003          89.2                   92.9
  Capital Lease Obligations                         3.1                    3.5
  Other                                             0.4                    0.5
                                              ---------               --------
            Subtotal                          $   184.5               $  146.9
  Less: Current Portion                            26.1                   24.9
                                              ---------               --------
            Total                             $   158.4               $  122.0
                                              =========               ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Note 4 - Restructuring

         The Company recorded charges for restructuring in 1996 of $4.9. The reserve balance of $0.2 included in other accrued liabilities in the accompanying balance sheet at December 31, 1998 was eliminated during the three months ended March 31, 1999, to reflect changes between the amount originally estimated and the actual amount incurred.

Note 5 - Financial Position and Results of Operations of Holding and Remington

         The following condensed consolidating financial data provides information regarding the financial position and results of operations of Holding and its wholly owned subsidiary, Remington, including Remington's wholly owned subsidiary Remington International, Ltd. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company's public securities, Remington's 9.5% Senior Subordinated Notes due 2003, Series B (the "Notes"). Further, the Notes are fully and unconditionally guaranteed by Holding.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 March 31, 1999

                                                                                                     RACI Holding
                                                                                                      Inc. and
                                                           Holding     Remington     Eliminations    Subsidiaries
                                                          --------     ---------     ------------    ------------
         ASSETS
         Current Assets                                   $      -      $  231.0       $      -       $  231.0
         Receivable from Remington                             0.9             -            0.9              -
         Noncurrent Assets                                   107.1         175.3          107.1          175.3
                                                          --------      --------       --------       --------
              Total Assets                                $  108.0      $  406.3       $  108.0       $  406.3
                                                          ========      ========       ========       ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current Liabilities                              $      -      $   94.2       $      -       $   94.2
         Payable to RACI Holding, Inc.                           -           0.9            0.9              -
         Noncurrent Liabilities                                  -         204.1              -          204.1
         Shareholders' Equity                                108.0         107.1          107.1          108.0
                                                          --------      --------       --------       --------
              Total Liabilities and
                   Shareholders' Equity                   $  108.0      $  406.3       $  108.0       $  406.3
                                                          ========      ========       ========       ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1998

                                                                                               RACI
                                                                                             Holding,
                                                                                             Inc. and
                                                 Holding     Remington     Eliminations    Subsidiaries
                                                 -------     ---------     ------------    ------------
ASSETS
Current Assets                                   $    -        $ 175.1        $      -       $  175.1
Receivable from Remington                             0.9          -               0.9             -
Noncurrent Assets                                   102.6        179.4           102.6           179.4
                                                 --------      -------        --------       --------
     Total Assets                                $  103.5      $ 354.5        $  103.5       $  354.5
                                                 ========      =======        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities                              $    -        $  84.0        $    -         $   84.0
Payable to RACI Holding, Inc.                         -            0.9             0.9            -
Noncurrent Liabilities                                -          167.0             -            167.0
Shareholders' Equity                                103.5        102.6           102.6          103.5
                                                 --------      -------        --------       --------
     Total Liabilities and
          Shareholders' Equity                   $  103.5      $ 354.5        $  103.5       $  354.5
                                                 ========      =======        ========       ========


                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                                               RACI
                                                                                             Holding,
                                                                                             Inc. and
                                                 Holding     Remington     Eliminations    Subsidiaries
                                                 -------     ---------     ------------    ------------
QUARTER ENDED
MARCH 31, 1999
Sales                                            $    -      $  90.5         $    -          $   90.5
Gross Profit                                          -         30.3              -              30.3
Equity in Earnings of Subsidiary                      4.5        -                4.5             -
Net Income                                            4.5        4.5              4.5             4.5

QUARTER ENDED
MARCH 31, 1998
Sales                                            $    -      $  89.0         $    -          $   89.0
Gross Profit                                          -         28.7              -              28.7
Equity in Earnings of Subsidiary                      3.7        -                3.7             -
Net Income                                            3.7        3.7              3.7             3.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


Note 6 - Commitments and Contingencies

         The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations and other matters arising in the normal course of business. Under the Asset Purchase Agreement, the Company generally bears financial responsibility for all product liability cases and claims relating to occurrences after the closing of the Acquisition, except for certain cases and claims relating to certain shotguns, all cases and claims relating to discontinued products and for limited other costs. Although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, its accruals for the uninsured costs of such cases and claims and the Sellers' retention of liability or agreement to be responsible for certain product liability costs), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

Note 7 - Segment Information

Information on Segments:

                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        1999             1998
                                                    ----------       ----------
                                                             (Unaudited)
         Net Sales:
              Hunting/Shooting Sports               $     77.7       $     76.1
              All Other                                   12.8             12.9
                                                    ----------       ----------
                   Consolidated Net Sales           $     90.5       $     89.0
                                                    ==========       ==========

         EBITDA:
              Hunting/Shooting Sports               $     12.8       $     13.1
              All Other                                    2.8              2.5
                                                    ----------       ----------
                   Consolidated EBITDA              $     15.6       $     15.6
                                                    ==========       ==========


                                                     March 31,      December 31,
                                                        1999            1998
                                                    ----------       ----------
                                                    (Unaudited)
         Assets:
              Hunting/Shooting Sports               $    250.5       $    195.4
              All Other                                  155.8            159.1
                                                    ----------       ----------
                   Consolidated Assets              $    406.3       $    354.5
                                                    ==========       ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Reconciliation of Reportable Segments:

                                                                    Three Months Ended
                                                                         March 31,
                                                                 ------------------------
                                                                    1999           1998
                                                                 --------      ----------
                                                                        (Unaudited)
         Consolidated EBITDA                                     $   15.6      $    15.6
         Less:  Interest Expense                                      4.0            5.1
                Depreciation and Amortization (1)                     3.8            3.9
                Other Noncash Charges                                 0.5            0.8
                Nonrecurring and Restructuring Items                 (0.2)          (0.4)
                                                                 --------      ---------
                                                                      8.1            9.4
                                                                 --------      ---------
         Consolidated Income from Continuing
                   Operations Before Taxes                       $    7.5      $     6.2
                                                                 ========      =========

(1) Excludes amortization of deferred financing costs of $0.5 and $0.4, in 1999 and 1998, respectively, which was included in interest expense.

Note 8 - Income Per Share

      The basic and diluted income per share was determined as follows for the three months ended March 31:

                                                                    1999                1998
                                                                    -----               ----
                                                                           (Unaudited)
Basic Income Per Share:
      Net Income Available to Common Shareholders                    $ 4.5              $ 3.7
      Weighted Average Common Shares                               760,000            760,000
          Basic Income  Per Share                                   $ 5.92             $ 4.87

Diluted Income Per Share:
      Net Income Available to Common Shareholders                    $ 4.5              $ 3.7
      Weighted Average Common Shares                               760,000            760,000
      Effect of Outstanding Options                                 18,983             12,655
      Weighted Average Common Shares and Dilutive Potential
      Common Stock                                                 778,983            772,655
          Diluted Income Per Share                                   $5.78              $4.79
          Options Outstanding at March 31,                          37,965             37,965

Note 9 - Subsequent Event

         Subsequent to March 31, 1999, 1,800 shares of Class A Common Stock were issued to certain directors under the 1994 Directors' Stock Plan.

Note 10 - Recent Accounting Developments

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters for the fiscal years beginning after June 15, 1999. The Company is evaluating the provisions of SFAS No. 133, but the impact, if any, of its adoption has not yet been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of RACI Holding, Inc. ("Holding") and its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiary, Remington International, Ltd. (together with Remington and Holding, the "Company"), and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1998, on file with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ended December 31, 1999, in part due to the seasonality of the Company's business.

Business Trends and Initiatives

         The markets in which the Company competes are highly competitive. Product image, quality and innovation are the dominant competitive factors in firearms products and price is the dominant factor in ammunition products. While the Company intends to respond to competitive pressures, such responses may affect quarterly results. The Company believes that the market for firearms and ammunition is a mature market, which the Company expects will remain flat, at least in the near term.

         Although the Company believes that consumer concerns about regulation have not had a significant influence on the market for its firearms and ammunition products for the periods presented herein, there can be no assurance that the regulation of firearms and ammunition will not become more restrictive in the future and that any such development would not adversely affect these markets or the Company. See "-Regulatory Developments" and "Legal Proceedings."

         In light of market constraints on sales growth opportunities and its liquidity and working capital needs, the Company continues to focus on increasing profitability by increasing brand name awareness, introducing new products and containing costs. The Company continues to review all aspects of its operations with a view towards managing costs in response to competitive pressures.

Results of Operations for the Three Month Period Ended March 31, 1999 as Compared to the Three Month Period Ended March 31, 1998

         Sales. Sales for the first quarter of 1999 were $90.5 million, an increase of $1.5 million, or 1.7%, from 1998 first quarter sales.
Hunting/Shooting Sports sales were $77.7 million for the first quarter of 1999, an increase of $1.6 million, or 2.1%, from 1998 first quarter sales.

         Firearms sales increased $1.3 million, or 2.7%, to $49.2 million for the first quarter of 1999 from the first quarter of 1998, primarily resulting from higher sales volumes, mainly in shotguns, partly offset by softness in demand for certain higher-priced specialty rifles. Ammunition sales for the first quarter of 1999 were $28.5 million, an increase of $0.3 million, or 1.1%, from comparable 1998 sales, primarily due to higher rimfire sales volumes, mostly offset by price concessions, mainly in centerfire ammunition, in response to the increasingly competitive environment.

         Sales of all other products, including fishline, accessories, targets and powder metal products, for the first quarter of 1999 declined $0.1 million, or 0.8%, from the first quarter of 1998.

         Cost of Goods Sold. Cost of goods sold for the first quarter of 1999 was $60.2 million, a decrease of $0.1 million, or 0.2%, versus the first quarter of 1998. The decrease in the quarter was due to a favorable mix of lower-cost firearm products, favorable commodity prices and reductions in other manufacturing costs. As a percentage of sales, cost of goods sold for the first quarter of 1999 decreased to 66.5% from 67.8%. This decrease, as a percentage of sales, is due mainly to the factors discussed above.

         Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense, restructuring and nonrecurring items and other income and expense. Operating expenses for the first quarter of 1999 were $18.8 million, an increase of $1.4 million, or 8.0%, from $17.4 million for the first quarter of 1998.

         Selling, general and administrative expenses for the first quarter of 1999 were $16.7 million, an increase of $1.3 million, or 8.4%, from the first quarter of 1998. The increase for the quarter was primarily due to planned increases in marketing communications spending and information system maintenance fees that were waived in the prior year period.

         Restructuring and nonrecurring items include reserve reductions of $0.2 million during the current year quarter to eliminate estimated accruals not realized.

         Interest Expense. Interest expense for the quarter ended March 31, 1999 was $4.0 million, a decrease of $1.1 million, or 21.6%, from the first quarter of 1998. The decrease in interest expense between the first quarter periods was primarily a result of a reduction in average outstanding debt, and to a lesser extent, reductions in the interest rate charged under the credit agreement, dated as of November 30, 1993, as amended, among Remington and certain lending institutions (the "Credit Agreement"), related to improved financial performance. See "-Liquidity and Capital Resources - Liquidity."

         Provision for Income Taxes. The Company's effective tax rate was 40% for both year-to-date 1999 and 1998. The effective rates for 1999 and 1998 exceed the federal statutory rate of 35% due primarily to the impact of state income taxes and nondeductible expenses.

         Net Income. Net income for the first quarter of 1999 was $4.5 million, an increase of $0.8 million from the first quarter 1998, due primarily to the factors discussed above.

Liquidity and Capital Resources

         Cash Flows. Net cash used in operating activities for the three month period ended March 31, 1999 was $40.6 million, resulting primarily from increases in accounts receivable of $55.9 million and in inventories of $4.0 million, partly offset by net income adjusted for $5.5 million of noncash items and an increase in accounts payable and other accrued liabilities of $9.3 million. Accounts receivable increased to $118.9 million at March 31, 1999 principally due to approximately $50.7 million of firearms sales on extended payment terms. These terms provide cash discount incentives and require payment by September 1999. The terms are granted to customers consistent with industry-wide programs and with the Company's prior years' experience. The Company intends to apply the proceeds from these receivables to the outstanding balance on its revolving credit facility. Net cash used in investing activities in the first three months of 1999 was $1.0 million, consisting of capital expenditures. Net cash provided by financing activities during the first three months of 1999 was $37.7 million, primarily resulting from borrowing under the revolving credit facility of $47.5 million, partly offset by $6.2 million of principal payments on outstanding indebtedness and the repurchase of approximately $3.8 million of the Notes, at an average price of 99.8% of the face value on the open market.

         At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Credit Agreement. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of March 31, 1999, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the revolving credit facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. The Company expects that it will have to replace the revolving credit facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000. No assurance can be given that the Company will be able to obtain such a replacement working capital facility or refinance such amounts on terms acceptable to the Company.

         Working Capital. Working capital increased to $136.8 million at March 31, 1999 from $91.1 million at December 31, 1998, primarily as a result of the increases in accounts receivable and inventories, partly offset by the increase in accounts payable and other accrued liabilities. See "-Cash Flows." The seasonality of the Company's business causes accounts receivable and inventories generally to be higher in the first three quarters of the year. See

"-Seasonality." The Company continues to focus on working capital management, including the collection of accounts receivable, maintaining inventory levels in line with sales projections and management of accounts payable.

         Capital Expenditures. Capital expenditures for the three months ended March 31, 1999 were $1.0 million, principally for replacement equipment and improvement projects concentrated on enhancing the efficiency at existing facilities.

         Liquidity. The Company incurred substantial indebtedness in connection with the Acquisition. As of March 31, 1999, the Company had outstanding $184.5 million of indebtedness, consisting of approximately $89.2 million ($89.4 million face amount) of the Notes, $44.3 million in term loan borrowings and $47.5 million in revolving credit borrowings under the Credit Agreement, $3.1 million in capital lease obligations and $0.4 million of other long-term debt. As of March 31, 1999, the Company also had aggregate letters of credit outstanding of $4.0 million. The Company's revolving credit facility had $99.6 million available for borrowing as of March 31, 1999.

         Subsequent to March 31, 1999, the Company repurchased approximately $0.8 million of the Notes on the open market. From time to time, the Company may continue to repurchase additional amounts of the Notes on the open market.

Seasonality

         The Company produces and markets a broad range of firearms and ammunition products used in various shooting sports. Several models of the Company's shotguns and several types of ammunition are intended for target shooting that generally occurs in the "off season." The majority of the Company's firearms and ammunition products, however, are manufactured for hunting use. As a result, sales of the Company's products are seasonal and concentrated toward the fall hunting season. The Company follows the industry practice of selling firearms pursuant to a "dating" plan allowing the customer to buy the products commencing at the beginning of the Company's dating plan year and pay for them on extended terms. The Company believes that this dating plan has partially offset the seasonality of the Company's business by shifting some firearms sales to the first quarter.

Recent Accounting Developments

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

         The site assessment phase, which consisted of on-site visits to determine which of the previously-identified areas of concern needed to be addressed at each facility, was completed for both information technology and non-information technology systems at all facilities. The Company identified 70 customers, representing approximately 80% of its 1998 sales, from whom it requested information on their year 2000 compliant status. The Company also contacted approximately 380 vendors, which supply approximately 90% of the raw materials and finished goods used by the Company, as well as banks, health care and service providers. The initial surveying of these significant third parties was completed in November 1998. Because certain of these parties responded unfavorably or did not respond, the Company is evaluating additional information requested from those parties to determine whether the possible inability of those customers, vendors or other third parties to continue to do business without interruption could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. If deemed necessary, based on the results of these evaluations, the Company expects to begin seeking alternative business partners or utilizing other alternatives by the end of the second quarter of 1999.

         The Company continues to test systems at all of its facilities. Key non-information technology systems, including microcontrollers used in plant operations, are being tested with year 2000 compliant dates. The testing of existing equipment was 90% complete by March 1999 for both information technology systems and non-information technology systems. Based on responses received from customers with whom the Company does business electronically, the Company is conducting transaction tests utilizing electronic data interchange, and expects to complete such testing in mid-1999.

         In the implementation phase, the Company will replace non-compliant systems with tested compliant systems. The Company has begun implementing year 2000 compliant information technology and non-information technology systems at all of its facilities and expects to have the implementation phase completed by the end of July 1999. The Company estimates that, with respect to its information technology systems that were not replaced by the installation of the SAP software, it has completed approximately 75% of the reprogramming or replacement necessary to upgrade these systems to be year 2000 compliant. With respect to non-information technology systems, the Company estimates that it has completed approximately 85% of the upgrades necessary to render such systems year 2000 compliant. The Company's telecommunications systems have been upgraded and are year 2000 compliant.

         Due to the implementation of the new computer system in 1995, costs related specifically to year 2000 compliance, including allocation of internal salaries and related costs, are estimated to be less than $1.0 million. The Company estimates that it has spent less than $0.2 million on the year 2000 project. Costs of this project have been satisfied from the Company's cash flows and have been expensed as incurred except for hardware, which has been capitalized. Accordingly, the Company does not expect that the cost of year 2000 compliance will be material to its financial condition, results of operations or cash flows.

         While the Company currently believes its year 2000 project addresses its material areas of concern, the failure to correct material year 2000 problems could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures could have a material impact on the Company's results of operations, liquidity or financial condition. The year 2000 project is expected to significantly reduce the Company's level of uncertainty about the year 2000 problem and, in particular, about the year 2000 compliance and readiness of its significant business partners. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Company has not yet adopted any formal contingency plan in the event the Company is not able to complete its year 2000 project in a timely manner. However, if significant risks are identified, the Company intends to develop a contingency plan as deemed necessary at that time. In the event the Company does not complete all phases of its year 2000 project by December 31, 1999, the most likely worst case scenario would be that certain suppliers would not be able to supply materials and that certain manufacturing accounting functions at the Ilion, New York facility would have to be processed outside of the SAP software until the SAP software was functional at that site.

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

Regulatory Developments

         The Brady Handgun Violence Prevention Act of 1993 (the "Brady Bill") was extended to shotguns and rifles in November 1998. The extension of the Brady Bill mandates a new national system of instant background checks for all firearm buyers, to be operated by the Federal Bureau of Investigation and state governments, that replaces the system of checks on handgun buyers that has been in place at the state and local level since February 1994.

         The Company believes that recent federal, state and local legislation relating to the regulation of firearms and ammunition has not had a material adverse effect on its sale of these products or its financial condition, results of operations or cash flows during the periods presented. However, there can be no assurance that federal, state, local or foreign regulation of firearms and ammunition will not become more restrictive in the future and that any such development would not have a material adverse effect on the business of the Company.

Information Concerning Forward-Looking Statements

         Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's belief that the market for firearms and ammunition will remain flat, at least in the near term and (b) the Company's intention to respond to competitive pressure, which may affect quarterly results; (ii) the statements in "-Liquidity and Capital Resources - Cash Flows" concerning (a) the Company's intention to apply the proceeds from receivables from sales on extended payment terms to the outstanding balance on its revolving credit facility, (b) the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the revolving credit facility and (c) the Company's expectation that it will have to replace the revolving credit facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000; (iii) the statement in "Liquidity and Capital Resources - Liquidity" concerning the Company's expectation that it may continue to repurchase the Notes on the open market from time to time; (iv) the statements in "-Year 2000 Compliance" concerning (a) the functions that will be handled by the SAP software and such software's expected replacement of most stand-alone legacy systems, (b) the Company's expectation that it will begin seeking alternative business partners or utilizing other alternatives, if necessary, by the end of the second quarter, (c) the Company's expectation that transaction testing will be complete by mid-1999 and implementation of year 2000 compliant information technology and non-information technology systems will be complete by the end of July 1999, (d) the Company's expectation that the cost of year 2000 compliance will not be material to its financial condition, results of operations or cash flows, (e) the Company's belief that its year 2000 project addresses its material areas of concern, (f) the Company's expectation that the year 2000 project will significantly reduce the Company's level of uncertainty about the year 2000 problem, (g) the Company's belief that the implementation of new business systems and the completion of the year 2000 project will reduce the possibility of significant interruptions of normal operations and (h) the Company's identification of the most likely worst case scenario; (v) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations"; (vi) the statements in "Legal Proceedings" concerning (a) the Company's belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company and (b) the Company's anticipation that because of the nature of its products, it will continue to be involved in product liability cases and claims in the future; and
(vii) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

         Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Results of Operations for the Three Month Period Ended March 31, 1999 as Compared to the Three Month Period Ended March 31, 1998", "-Liquidity and Capital Resources", "-Year 2000 Compliance" and "Legal Proceedings"), in the Company's Annual Report on Form 10-K for the period ended December 31, 1998, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company was not a party to any interest rate cap or other protection arrangements with respect to its $91.8 million of variable rate indebtedness as of March 31, 1999. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company's products. At March 31, 1999, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.3 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for speculative or trading purposes.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Pursuant to the Asset Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products and (2) all product liability cases and claims involving products that had not been discontinued as of the Acquisition (the "Closing") and which relate to occurrences that took place prior to the Closing. Except for all cases and claims relating to discontinued products and for limited costs in cases relating to certain shotguns, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Closing.

         The Company and the Sellers are engaged in the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products. As of March 31, 1999, approximately 32 such cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, all of which are individual actions alleging personal injury. Many of these cases seek punitive as well as compensatory damages. Of these pending individual cases, approximately nine involve either discontinued products or pre-Closing occurrences, for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 23 of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement; the Sellers have some responsibility for the costs of five of these cases involving certain shotguns. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

         The pending cases include Wright, et al. v. Golden, et al., and Herring, et al. v. Sporting Goods Properties, Inc., et al., which involve the March 24, 1998 schoolyard shooting in Jonesboro, Arkansas filed in Arkansas state court. One of the guns allegedly used was a Remington Model 742(TM) rifle, which plaintiffs allege was defective because it did not come with a trigger lock or other mechanism to prevent unauthorized use and because of an alleged failure to warn the owner of the gun of the danger of its theft. Because the Model 742 is a discontinued product, the Sellers are responsible for the costs associated with the defense of this action, and Sporting Goods Properties, Inc. (as manufacturer of the Model 742) has been substituted for Remington as the appropriate defendant.

         As of May 1, 1999, ten municipalities and counties had filed actions against various firearms manufacturers, distributors and sellers, seeking to recover health care, public safety and other costs incurred in connection with the accidental or illegal use of firearms. Most of these lawsuits, which allege strict liability, negligent distribution and nuisance theories, have focused on handgun manufacturers. There can be no assurance that the Company, as a manufacturer of rifles, shotguns and ammunition, will not be materially adversely affected by such litigation in the future.

         Although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, its accruals for the uninsured costs of such cases and claims and the Sellers' retention of liability or agreement to be responsible for certain product liability costs), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

Item 5.  Other Information

         At the annual meeting of the Boards of Directors of Holding and Remington held on April 27, 1999, Thomas L. Millner was elected to serve as Chief Executive Officer of both Holding and Remington.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      27.1           Financial Data Schedule.

      99.1           Reconciliation of Income from Operations to EBITDA.


(b) Reports on Form 8-K

    During the quarter ended March 31, 1999, the Company filed no reports on Form 8-K.

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





May 13, 1999

                                INDEX TO EXHIBITS



Exhibit No.                Description
-----------                -----------

27.1                       Financial Data Schedule.

99.1                       Reconciliation of Income from Operations to EBITDA.