Form 10-Q
period 1999-06-30
RACI HOLDING INC
filed 1999-08-11
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Class A Common Stock, par value $.01 per share, outstanding at August 6, 1999        768,132 shares

Class B Common Stock, par value $.01 per share, outstanding at August 6, 1999              0 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       RACI HOLDING, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)

                                                                 JUNE 30,      December 31,
                                                                  1999             1998
                                                                --------         --------
                                                               (UNAUDITED)
ASSETS
Current Assets
Cash and Cash Equivalents                                       $    1.8         $    4.9
Accounts Receivable Trade - net                                     90.9             63.0
Inventories                                                         80.5             71.7
Supplies                                                            10.5             10.6
Prepaid Expenses and Other Current Assets                           10.9              9.6
Deferred Income Taxes                                               14.1             15.3
                                                                --------         --------
  Total Current Assets                                             208.7            175.1

Property, Plant and Equipment - net                                 84.3             86.3
Intangibles and Debt Issuance Costs - net                           86.5             88.7
Deferred Income Taxes                                                1.8              2.0
Other Noncurrent Assets                                              2.2              2.4
                                                                --------         --------
  TOTAL ASSETS                                                  $  383.5         $  354.5
                                                                ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                                $   32.2         $   28.2
Short-Term Debt                                                      1.0              0.9
Current Portion of Long-Term Debt                                   27.0             24.9
Product and Environmental Liabilities                                3.1              3.1
Other Accrued Liabilities                                           28.2             26.9
                                                                --------         --------
  Total Current Liabilities                                         91.5             84.0

Long-Term Debt                                                     129.0            122.0
Retiree Benefits                                                    36.7             35.6
Product and Environmental Liabilities                                9.8              9.4

Deferred Stock Payable                                               4.7               --

Commitments and Contingencies

Shareholders' Equity
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 768,132 issued and outstanding                         --               --
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                            --               --
Paid in Capital                                                     77.6             76.0
Due from Shareholders                                               (0.5)              --
Retained Earnings                                                   34.7             27.5
                                                                --------         --------
     Total Shareholders' Equity                                    111.8            103.5
                                                                --------         --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  383.5         $  354.5
                                                                ========         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)


                                                      ------------------------------------------------------------
                                                                                 UNAUDITED
                                                      ------------------------------------------------------------
                                                         QUARTER ENDED JUNE 30,             YEAR-TO-DATE JUNE 30,
                                                      -------------------------          -------------------------
                                                        1999             1998              1999             1998
                                                      --------         --------          --------         --------

Sales  (1)                                             $ 95.0           $ 90.9           $ 185.5          $ 179.9

Cost of Goods Sold                                       65.1             59.4             125.3            119.7
                                                       ------           ------           -------          -------

     Gross Profit                                        29.9             31.5              60.2             60.2

Selling, General and Administrative
  Expenses                                               15.1             15.9              31.8             31.3

Research and Development Expense                          1.9              2.0               3.8              3.9

Other Expense                                             3.7              0.7               4.1              1.2

Restructuring and Nonrecurring Items                      0.2              0.2                 -             (0.2)
                                                       ------           ------           -------          -------

     Operating Profit                                     9.0             12.7              20.5             24.0

Interest Expense                                          3.8              5.3               7.8             10.4
                                                       ------           ------           -------          -------

     Profit Before Income Taxes                           5.2              7.4              12.7             13.6

Provision for Income Taxes                                2.5              2.8               5.5              5.3
                                                       ------           ------           -------          -------

     Net Income                                         $ 2.7            $ 4.6             $ 7.2            $ 8.3
                                                       ======           ======            ======          =======

Per Share Data:

     Basic Income Per Share                            $ 3.54           $ 6.05            $ 9.45          $ 10.92
                                                       ======           ======            ======          =======
     Diluted Income Per Share                          $ 3.45           $ 5.95            $ 9.22          $ 10.74
                                                       ======           ======            ======          =======


Weighted Average Common Shares Outstanding (000's)        763              760               762              760
                                                       ======           ======            ======          =======

Weighted Average Common Shares Outstanding and
  Dilutive Potential Common Shares (000's)                782              773               781              773
                                                       ======           ======            ======          =======


(1) Sales are presented net of Federal Excise Taxes of $7.8 and $7.2 for the quarter and $15.3 and $14.0 for the year-to-date periods ended June 30, 1999 and 1998, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in Millions)



                                                                   -----------------------
                                                                          UNAUDITED
                                                                   -----------------------
                                                                    YEAR-TO-DATE JUNE 30,
                                                                   -----------------------
                                                                    1999             1998
                                                                   -----            ------
Operating Activities

    Net Cash used in Operating Activities                           $(8.1)          $(13.1)
                                                                    -----           ------

Investing Activities

           Capital Expenditures                                      (4.9)            (1.5)
                                                                    -----           ------

    Net Cash used in Investing Activities                            (4.9)            (1.5)
                                                                    -----           ------


Financing Activities

          Net Borrowings under Revolving Credit Facility             27.0             28.4
          Repurchase of Senior Subordinated Notes                    (5.5)              --
          Proceeds from Issuance of Common Stock                      0.7               --
          Principal Payments on Long-Term Debt                      (12.4)           (10.7)
          Net Borrowings (Payments) on Short-Term Debt                0.1             (0.5)
                                                                    -----           ------

    Net Cash provided by Financing Activities                         9.9             17.2
                                                                    -----           ------

Increase (Decrease) in Cash and Cash Equivalents                     (3.1)             2.6
Cash and Cash Equivalents at Beginning of Period                      4.9              0.6
                                                                    -----           ------
Cash and Cash Equivalents at End of Period                          $ 1.8           $  3.2
                                                                    =====           ======






The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
            Condensed Consolidated Statement of Shareholders' Equity
                              (Dollars in Millions)


                                                                                                  TOTAL
                                                      PAID-IN      DUE FROM         RETAINED   SHAREHOLDERS'
                                                      CAPITAL    SHAREHOLDERS       EARNINGS      EQUITY
                                                      -------    ------------       --------   -------------

BALANCE, DECEMBER 31, 1998                             $76.0         $  --           $27.5          $103.5
                                                       -----         -----           -----          ------

     Net Income (unaudited)                               --            --             7.2             7.2

     Issuance of 1,800 shares of Common
       Stock under the 1994 Directors'
       Stock Plan (unaudited)                            0.4            --              --             0.4

     Purchase of 6,332 shares of  Common
       Stock under the 1999 Stock Incentive
       Plan (unaudited)                                  1.2          (0.5)             --             0.7
                                                       -----         -----           -----          ------

BALANCE, JUNE 30, 1999 (UNAUDITED)                     $77.6         $(0.5)          $34.7          $111.8
                                                       =====         =====           =====          ======




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

         The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

NOTE 2 - INVENTORIES

         Inventories consisted of the following at:

                                                                   June 30,               December 31,
                                                                     1999                    1998
                                                                  -----------             -----------
                                                                  (Unaudited)
                 Raw Materials                                       $ 13.4                $    10.7
                 Semi-Finished Products                                16.9                     17.4
                 Finished Product                                      50.2                     43.6
                                                                     ------                ---------
                      Total                                          $ 80.5                $    71.7
                                                                     ======                =========

NOTE 3 - LONG-TERM DEBT

         Long-term debt consisted of the following at:

                                                                    June 30,             December 31,
                                                                       1999                  1998
                                                                   -----------            -----------
                                                                   (Unaudited)
                 Credit Agreement:
                      Term Loans                                    $    38.6              $    50.0
                      Revolving Credit Facility                          27.0                      -
                 9.5% Senior Subordinated Notes due 2003                 87.4                   92.9
                 Capital Lease Obligations                                2.5                    3.5
                 Other                                                    0.5                    0.5
                                                                    ---------              ---------
                           Subtotal                                     156.0                  146.9
                 Less: Current Portion                                   27.0                   24.9
                                                                    ---------              ---------
                           Total                                    $   129.0               $  122.0
                                                                    =========              =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 4 - RESTRUCTURING

         The Company recorded charges for restructuring in 1996 of $4.9. The reserve balance of $0.2 included in other accrued liabilities in the accompanying balance sheet at December 31, 1998 was reversed in February 1999 to reflect changes between the amount originally estimated and the actual amount incurred.

NOTE 5 - INCOME PER SHARE

         The basic and diluted income per share was determined as follows:

                                                                                  (Unaudited)
                                                                                  -----------
                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                          ---------------------------       -------------------------
                                                             1999             1998             1999             1998
                                                           -------          -------          -------          -------
Basic Income Per Share:
      Net Income Available to Common Shareholders          $   2.7          $   4.6          $   7.2          $   8.3
      Weighted Average Common Shares                       763,296          760,000          761,666          760,000
          Basic Income Per Share                           $  3.54          $  6.05          $  9.45          $ 10.92

Diluted Income Per Share:
      Net Income Available to Common Shareholders          $   2.7          $   4.6          $   7.2          $   8.3
      Weighted Average Common Shares                       763,296          760,000          761,666          760,000
      Effect of Outstanding Options                         18,983           12,655           18,983           12,655
      Weighted Average Common Shares and Dilutive
      Potential Common Stock                               782,279          772,655          780,649          772,655
          Diluted Income Per Share                         $  3.45          $  5.95          $  9.22          $ 10.74
          Options Outstanding at June 30,                   77,460           37,965           77,460           37,965


NOTE 6 - DEFERRED STOCK PAYABLE

         As of June 30, 1999, deferred stock payable consists of:

         (1) 7,912 deferred shares of Class A Common Stock, par value $.01 per share, of Holding ("Common Stock") priced at $200 per share and issued to certain employees in lieu of 1998 incentive compensation ($1.6),
         (2) 14,560 matching deferred shares of Common Stock granted (or likely to be granted) to certain employees ($2.9), and
         (3) 1,250 matching deferred shares of Common Stock granted to a Director ($0.2).

NOTE 7 - STOCK PURCHASE AND OPTION PLAN

         On May 14, 1999, the board of directors of Holding adopted the RACI Holding, Inc. Stock Incentive Plan (the "1999 Stock Incentive Plan"). Under the 1999 Stock Incentive Plan, the Company reserved 87,900 shares of Common Stock for issuance. The 1999 Stock Incentive Plan provides for (1) stock purchase rights to purchase up to 29,300 shares of Common Stock or deferred share awards,
(2) options to purchase up to 40,725 shares of Common Stock and (3) up to 17,875 additional deferred share awards.

         During the second quarter of 1999, the Company:

         (1) issued 6,332 shares of Common Stock to certain employees and a Director at a price of $200 per share,
         (2) granted 7,912 deferred shares to certain employees in lieu of 1998 incentive compensation priced at $200 per share, and
         (3) granted (or likely to be granted) 15,810 deferred share awards to certain employees and a Director, at no cost, which resulted in a charge of approximately $3.1,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


         (4) granted 15,773 options to purchase Common Stock to certain employees at an exercise price of $200 per share. Of these options, 3,079 options vest ratably over five years and expire in 2009 and 12,694 options vest based on the financial performance of the Company in 1999 and 2000, but no later than 2008.

         In addition, the Company issued 1,800 shares of Common Stock to directors on April 27, 1999 under the 1994 Directors' Stock Plan.

NOTE 8 - SEGMENT INFORMATION

Information on Segments:

                                                                     (Unaudited)
                                                 ------------------------------------------------------
                                                  Three Months Ended              Six Months Ended
                                                        June 30,                      June 30,
                                                 ------------------------      ------------------------
                                                   1999           1998           1999           1998
                                                 ---------      ---------      ---------      ---------
         Net Sales:
              Hunting/Shooting Sports            $    80.8      $    74.7      $   158.5      $   150.8
              All Other                               14.2           16.2           27.0           29.1
                                                 ---------      ---------      ---------      ---------
                   Consolidated Net Sales        $    95.0      $    90.9      $   185.5      $   179.9
                                                 =========      =========      =========      =========

         EBITDA:
              Hunting/Shooting Sports            $    13.7      $    12.0      $    26.6      $    25.0
              All Other                                3.3            4.4            6.0            7.0
                                                 ---------      ---------      ---------      ---------
                   Consolidated EBITDA           $    17.0      $    16.4      $    32.6      $    32.0
                                                 =========      =========      =========      =========


                                                                               June 30,     December 31,
                                                                                 1999           1998
                                                                               --------      --------
                                                                             (Unaudited)
         Assets:
              Hunting/Shooting Sports                                          $  231.0      $  195.4
              All Other                                                           152.5         159.1
                                                                               --------      --------
                   Consolidated Assets                                         $  383.5      $  354.5
                                                                               ========      ========


Reconciliation of Reportable Segments:

                                                                                  (Unaudited)
                                                             -----------------------------------------------------
                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                      June 30,
                                                             ----------------------         ----------------------
                                                              1999           1998            1999           1998
                                                             -------        -------         -------        -------
         Consolidated EBITDA                                 $  17.0        $  16.4         $  32.6        $  32.0

         Less: Interest Expense                                  3.8            5.3             7.8           10.4
               Depreciation and Amortization (1)                 3.9            3.9             7.8            7.8
               Other Noncash Charges                             3.9           (0.4)            4.3            0.4
               Nonrecurring and Restructuring Items              0.2            0.2              --           (0.2)
                                                             -------        -------         -------        -------
                                                                11.8            9.0            19.9           18.4
                                                             -------        -------         -------        -------
         Consolidated Income from Continuing
               Operations Before Taxes                       $   5.2        $   7.4         $  12.7        $  13.6
                                                             =======        =======         =======        =======

(1) Excludes amortization of deferred financing costs of $0.5 and $0.5 for the quarter, and $0.8 deferred financing costs and $0.2 loss on early extinguishment of debt and $0.9 deferred financing costs for the year-to-date periods ended June 30, 1999 and 1998, respectively, which were included in interest expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 9 - FINANCIAL POSITION AND RESULTS OF OPERATIONS OF HOLDING AND REMINGTON

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

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  June 30, 1999
                                   (Unaudited)

                                                                                                 RACI
                                                                                               Holding,
                                                                                               Inc. and
                                                     Holding      Remington    Eliminations  Subsidiaries
                                                     -------      ---------    ------------  ------------
         ASSETS
         Current Assets                              $     --      $  208.7      $     --      $  208.7
         Receivable from Remington                        0.9            --           0.9            --
         Noncurrent Assets                              110.9         174.8         110.9         174.8
                                                     --------      --------      --------      --------
              Total Assets                           $  111.8      $  383.5      $  111.8      $  383.5
                                                     ========      ========      ========      ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current Liabilities                         $     --      $   91.5      $     --      $   91.5
         Payable to RACI Holding, Inc.                     --           0.9           0.9            --
         Noncurrent Liabilities                            --         180.2            --         180.2
         Shareholders' Equity                           111.8         110.9         110.9         111.8
                                                     --------      --------      --------      --------
              Total Liabilities and
                   Shareholders' Equity              $  111.8      $  383.5      $  111.8      $  383.5
                                                     ========      ========      ========      ========



                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1998

                                                                                          RACI
                                                                                         Holding,
                                                                                         Inc. and
                                               Holding      Remington    Eliminations  Subsidiaries
                                               -------      ---------    ------------  ------------
         ASSETS
         Current Assets                        $     --      $  175.1      $     --      $  175.1
         Receivable from Remington                  0.9            --           0.9            --
         Noncurrent Assets                        102.6         179.4         102.6         179.4
                                               --------      --------      --------      --------
              Total Assets                     $  103.5      $  354.5      $  103.5      $  354.5
                                               ========      ========      ========      ========

         LIABILITIES AND
         SHAREHOLDERS' EQUITY
         Current Liabilities                   $     --       $  84.0      $     --      $   84.0
         Payable to RACI Holding, Inc.               --           0.9           0.9            --
         Noncurrent Liabilities                      --         167.0            --         167.0
         Shareholders' Equity                     103.5         102.6         102.6         103.5
                                               --------      --------      --------      --------
              Total Liabilities and
                   Shareholders' Equity        $  103.5      $  354.5      $  103.5      $  354.5
                                               ========      ========      ========      ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)



                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       RACI
                                                                                      Holding,
                                                                                      Inc. and
                                                 Holding   Remington   Eliminations  Subsidiaries
                                                 -------   ---------   ------------  ------------
         QUARTER ENDED
         JUNE 30, 1999
         Sales                                   $   --      $  95.0      $   --      $  95.0
         Gross Profit                                --         29.9          --         29.9
         Equity in Earnings of Subsidiary           2.7           --         2.7           --
         Net Income                                 2.7          2.7         2.7          2.7

         QUARTER ENDED
         JUNE 30, 1998
         Sales                                   $   --      $  90.9      $   --      $  90.9
         Gross Profit                                --         31.5          --         31.5
         Equity in Earnings of Subsidiary           4.6           --         4.6           --
         Net Income                                 4.6          4.6         4.6          4.6


                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             RACI
                                                                                           Holding,
                                                                                           Inc. and
                                                 Holding      Remington   Eliminations   Subsidiaries
                                                 -------      ---------   ------------   ------------
         SIX MONTHS ENDED
         JUNE 30, 1999
         Sales                                   $   --        $  185.5      $   --        $  185.5
         Gross Profit                                --            60.2          --            60.2
         Equity in Earnings of Subsidiary           7.2              --         7.2              --
         Net Income                                 7.2             7.2         7.2             7.2

         SIX MONTHS ENDED
         JUNE 30, 1998
         Sales                                   $   --        $  179.9      $   --        $  179.9
         Gross Profit                                --            60.2          --            60.2
         Equity in Earnings of Subsidiary           8.3              --         8.3              --
         Net Income                                 8.3             8.3         8.3             8.3

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations and other matters arising in the normal course of business. Under the Asset Purchase Agreement, the Company generally bears financial responsibility for all product liability cases and claims relating to occurrences after the closing of the Acquisition, except that the Sellers remain responsible for certain costs in connection with cases and claims relating to certain shotguns, and for all cases and claims relating to discontinued products. Although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


to cases and claims involving occurrences arising after the Acquisition, its accruals for the uninsured costs of such cases and claims and the Sellers' retention of liability or agreement to be responsible for certain product liability costs), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

NOTE 11 - RECENT ACCOUNTING DEVELOPMENTS

         During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133", that revises SFAS No. 133 to become effective in the first quarter of fiscal 2001. The Company is evaluating the provisions of SFAS No. 133 and No. 137, but the impact, if any, of their adoption has not yet been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Holding and its subsidiary, Remington and Remington's wholly owned subsidiary, Remington International, Ltd., and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1998, on file with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999, in part due to the seasonality of the Company's business.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AS COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998

         Sales. Sales for the second quarter of 1999 were $95.0 million, an increase of $4.1 million, or 4.5%, from 1998 second quarter sales. Hunting/Shooting Sports sales were $80.8 million for the second quarter of 1999, an increase of $6.1 million, or 8.2%, from 1998 second quarter sales. Sales for the first six months of 1999 were $185.5 million, an increase of $5.6 million, or 3.1%, from the same period in 1998. Year-to-date Hunting/Shooting Sports sales were $158.5 million for the first six months of 1999, an increase of $7.7 million, or 5.1%, from sales in the first six months of 1998.

         Firearms sales increased $4.0 million, or 10.0%, to $44.0 million for the second quarter of 1999 from the second quarter of 1998, primarily resulting from higher sales volumes, mainly in shotguns, partly offset by softness in demand for certain higher-priced specialty rifles. Year-to-date firearms sales were $93.2 million, an increase of $5.3 million, or 6.0%, from the same period in 1998, primarily as a result of the same factors underlying the second quarter firearms sales results.

         Ammunition sales for the second quarter of 1999 were $36.8 million, an increase of $2.1 million, or 6.1%, from comparable 1998 sales, primarily as a result of increased sales volumes of all product categories except higher-priced centerfire rifle ammunition, which was lower this year solely as a result of last year's second quarter centerfire rifle sales program initiatives. This year's increase in sales volumes was mostly offset by price concessions due to competitive pressures in the marketplace. Sales for the first six months of 1999 were $65.3 million, an increase of $2.4 million, or 3.8%, from the same period in 1998, primarily due to the same factors underlying the second quarter ammunition sales results.

         Sales of all other products, including fishline, accessories, targets and powder metal products, for the second quarter of 1999 declined $2.0 million, or 12.3%, from the second quarter of 1998, primarily due to softness in demand for fishline products. Year-to-date sales were $27.0 million, or 7.2%, lower than the comparable 1998 period sales, primarily as a result of that softening in demand combined with an unfavorable mix of lower-priced fishline products.

         Cost of Goods Sold. Cost of goods sold for the second quarter of 1999 was $65.1 million, an increase of $5.7 million, or 9.6%, versus the second quarter of 1998. For the first six months of 1999, cost of goods sold increased $5.6 million, or 4.7%, to $125.3 million from $119.7 million for the same period in 1998. The increase in both the quarter and year-to-date periods principally was due to increased sales volume in Hunting/Shooting Sports, offset in part by favorable commodity prices and reductions in other manufacturing costs. As a percentage of sales, cost of goods sold for the second quarter of 1999 increased to 68.5% from 65.3% and for the first six months of 1999 increased to 67.5% from 66.5% for the same periods in 1998. These increases, as a percentage of sales, are due mainly to the increased volumes of lower margin ammunition products, partially offset by higher volumes of a favorable mix of firearms products.

         Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense, restructuring and nonrecurring items and other income and expense. Operating expenses for the second quarter of 1999 were $20.9 million, an increase of $2.1 million, or 11.2%, from $18.8 million for the second quarter of 1998. Year-to-date operating expenses for 1999 were $39.7 million, an increase of $3.5 million, or 9.7%, from $36.2 million for the same period of 1998.

         Selling, general and administrative expenses for the second quarter of 1999 were $15.1 million, a decrease of $0.8 million, or 5.0%, from the second quarter of 1998, primarily as a result of reduced legal expense. Year-to-date selling, general and administrative expenses were $31.8 million, a $0.5 million increase from $31.3 million in the prior year-to-date period primarily due to planned increases in marketing communications spending and increases in provision for bad debt expense, mostly offset by the savings realized in the second quarter of 1999 described above.

         Restructuring and nonrecurring items include $0.2 million in the second quarter of 1999 for nonrecurring professional fees related to a transaction that was not consummated, and reserve reductions of $0.2 million in the first quarter of 1999 to eliminate estimated restructuring accruals not realized.

         Other expense for the quarter and year-to-date periods ended June 30, 1999 includes $3.1 million for the Company's portion of expenses incurred in connection with the issuance of stock and the grant of options under the 1999 Stock Incentive Plan. See Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

         Interest Expense. Interest expense for the quarter ended June 30, 1999 was $3.8 million, a decrease of $1.5 million, or 28.3%, from the second quarter of 1998. Year-to-date interest expense was $7.8 million as compared to $10.4 million in the prior year-to-date period. The decrease in interest expense for the periods was primarily a result of a reduction in average outstanding debt and, to a lesser extent, reductions in the interest rate charged under the credit agreement, dated as of November 30, 1993, as amended, among Remington and certain lending institutions (the "Credit Agreement"), related to improved financial performance. See "-Liquidity and Capital Resources - Liquidity."

         Provision for Income Taxes. The Company's effective tax rate was 43.3% for year-to-date 1999 and 39.0% during the comparable prior year period. The effective rates for 1999 and 1998 exceed the federal statutory rate of 35% due primarily to the impact of state income taxes and nondeductible expenses.

         Net Income. Net income for the second quarter of 1999 was $2.7 million, a decrease of $1.9 million from the second quarter 1998. Net income for the six months ended June 30, 1999 was $7.2 million, a decrease of $1.1 million from the 1998 net income of $8.3 million, due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. Net cash used in operating activities for the six month period ended June 30, 1999 was $8.1 million, resulting primarily from increases in accounts receivable of $27.9 million and in inventories of $8.8 million, partly offset by net income adjusted for $16.7 million of noncash items and an increase in accounts payable and other accrued liabilities of $4.7 million. Accounts receivable increased to $90.9 million at June 30, 1999 principally due to approximately $34.6 million of firearms sales on extended payment terms. These terms provide cash discount incentives and require payment by October 1999. The terms are granted to customers consistent with industry-wide programs and with the Company's prior years' experience. The Company intends to apply the proceeds from these receivables to the outstanding balance on its revolving credit facility. Net cash used in investing activities in the first six months of 1999 was $4.9 million, consisting primarily of capital expenditures. Net cash provided by financing activities during the first six months of 1999 was $9.9 million, primarily resulting from borrowing under the revolving credit facility of $27.0 million and proceeds from issuance of Common Stock of $0.7 million, partly offset by $12.4 million of principal payments on outstanding indebtedness and the repurchase of approximately $5.5 million of the Notes, at an average price of 99.8% of the face value on the open market. From time to time, the Company may continue to repurchase additional amounts of the Notes on the open market.

         At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Credit Agreement. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of June 30, 1999, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the revolving credit facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. The Company expects that it will have to replace the revolving credit facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000. No assurance can be given that the Company will be able to obtain such a replacement working capital facility or refinance such amounts on terms acceptable to the Company.

         Working Capital. Working capital increased to $117.2 million at June 30, 1999 from $91.1 million at December 31, 1998, primarily as a result of the increases in accounts receivable and inventories, partly offset by the increase in accounts payable and other accrued liabilities. See "-Cash Flows." The seasonality of the Company's business causes accounts receivable and inventories generally to be higher in the first three quarters of the year. See "-Seasonality." The Company continues to focus on working capital management, including the collection of accounts receivable, maintaining inventory levels in line with sales projections and management of accounts payable.

         Capital Expenditures. Capital expenditures for the six months ended June 30, 1999 were $4.9 million, including approximately $2.8 million for new equipment related to the manufacture of firearms, as well as replacement equipment and improvement projects concentrated on enhancing the operating efficiency throughout existing facilities.

         Liquidity. The Company incurred substantial indebtedness in connection with the Acquisition. As of June 30, 1999, the Company had outstanding $156.0 million of indebtedness, consisting of approximately $87.4 million ($87.7 million face amount) of the Notes, $38.6 million in term loan borrowings and $27.0 million in revolving credit borrowings under the Credit Agreement, $2.5 million in capital lease obligations and $0.4 million of other long-term debt. As of June 30, 1999, the Company also had aggregate letters of credit outstanding of $4.0 million. The Company's revolving credit facility had $120.1 million available for borrowing as of June 30, 1999.

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

RECENT ACCOUNTING DEVELOPMENTS

         During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133", that revises SFAS No. 133 to become effective in the first quarter of fiscal 2001. The Company is evaluating the provisions of SFAS No. 133 and No. 137, but the impact, if any, of their adoption has not yet been determined.

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

         The site assessment phase, which consisted of on-site visits to determine which of the previously-identified areas of concern needed to be addressed at each facility, has been completed for both information technology and non-information technology systems at all facilities. The Company identified 70 customers, representing approximately 80% of its 1998 sales, from whom it requested information on their year 2000 compliant status. The Company also contacted approximately 380 vendors, which supply approximately 90% of the raw materials and finished goods used by the Company, as well as banks, health care and service providers. The initial surveying of these significant third parties was completed in November 1998. As of June 30, 1999, the Company has received positive responses from 95% of the vendors that are critical to the Company's operations. The Company is seeking alternative sources to supply the necessary raw materials currently provided by the remaining 5% of the vendors. Based on responses received from customers with whom the Company does business electronically, the Company has conducted transaction tests utilizing electronic data interchange for 85% of its customers. The Company expects to complete the testing of the remaining customers during the third and fourth quarters of 1999.

         The Company has completed the testing for year 2000 compliant dates of existing equipment at all of its facilities for both information technology systems and non-information technology systems, including microcontrollers used in plant operations. The Company believes that the existing equipment will be able to perform all critical functions into the year 2000 on a basis comparable to their current operation.

         In the implementation phase, the Company will replace non-compliant systems with tested compliant systems. The Company has begun implementing year 2000 compliant information technology and non-information technology systems at all of its facilities and has completed the implementation phase related to manufacturing operations. The Company expects to complete the implementation phase related to parts and repairs during the third quarter of 1999. The Company estimates that, with respect to its information technology systems and non-information technology systems that were not replaced by the installation of the SAP software, it has completed approximately 90% of the reprogramming or replacement necessary to upgrade these systems to be year 2000 compliant. The Company's telecommunications systems have been upgraded and are year 2000 compliant.

         Due to the implementation of the new computer system in 1995, costs related specifically to year 2000 compliance, including allocation of internal salaries and related costs, are estimated to be less than $1.0 million. The Company estimates that it has spent less than $0.4 million on the year 2000 project to date. Costs of this project have been satisfied from the Company's cash flows and have been expensed as incurred except for hardware, which has been capitalized. Accordingly, the Company does not expect that the cost of year 2000 compliance will be material to its financial condition, results of operations or cash flows.

 While the Company currently believes its year 2000 project addresses its material areas of concern, the failure to correct material year 2000 problems could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures could have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced. Although the Company recognizes that some risks still exist, it has not yet adopted any formal contingency plan in the event the Company is not able to complete its year 2000 project in a timely manner. In the ensuing months, the Company will continue to review and evaluate all known risks associated with the completion of the year 2000 project and take action as deemed appropriate. In the event the Company does not complete all phases of its year 2000 systems project by December 31, 1999, the most likely worst case scenario would be that certain accounting functions related to the manufacturing operations at the Ilion, New York facility would have to be processed outside of the SAP software until the SAP software was functional at that site.

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

         In addition, certain federal, state and local governments have considered various measures designed to restrict the distribution of firearms, particularly handguns and so-called "assault weapons." Although the Company does not produce "assault weapons" (as defined in the federal law enacted in 1994) or handguns, there can be no assurance that any such measures, if enacted, would not have a material adverse effect on the financial condition or results of operations of the Company.

         The Company believes that recent federal, state and local legislation relating to the regulation of firearms and ammunition has not had a material adverse effect on its sale of these products or its financial condition, results of operations or cash flows during the periods presented. However, there can be no assurance that federal, state, local or foreign regulation of firearms and ammunition will not become more restrictive in the future and that any such development would not have a material adverse effect on the business of the Company. See also "Legal Proceedings."

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's belief that the market for firearms and ammunition will remain flat, at least in the near term and (b) the Company's intention to respond to competitive pressure, which may affect quarterly results; (ii) the statements in "-Liquidity and Capital Resources - Cash Flows" concerning (a) the Company's intention to apply the proceeds from receivables from sales on extended payment terms to the outstanding balance on its revolving credit facility, (b) the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the revolving credit facility, (c) the Company's expectation that it will have to replace the revolving credit facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000 and (d) the Company's expectation that it may continue to repurchase the Notes on the open market from time to time; (iii) the statements in "-Year 2000 Compliance" concerning (a) the functions that will be handled by the SAP software and such software's expected replacement of most stand-alone legacy systems, (b) the Company's expectation that it will complete the testing of the remaining customers with whom it does business electronically during the third and fourth quarters of 1999; (c) the Company's belief that its existing equipment will be able to perform all critical functions into the year 2000 on a basis comparable to their current operation; (d) the Company's expectation that it will complete the implementation phase related to parts and repairs during the third quarter of 1999; (e) the Company's expectation that the cost of year 2000 compliance will not be material to its financial condition, results of operations or cash flows, (f) the Company's belief that its year 2000 project addresses its material areas of concern, (g) the Company's belief that the implementation of new business systems and the completion of the year 2000 project will reduce the possibility of significant interruptions of normal operations and (h) the Company's identification of the most likely worst case scenario; (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations"; (v) the statements in "Legal Proceedings" concerning
(a) the Company's belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company and (b) the Company's anticipation that because of the nature of its products, it will continue to be involved in product liability cases and claims in the future; and
(vi) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

         Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Results of Operations for the Three and Six Month Periods Ended June 30, 1999 as Compared to the Three and Six Month Periods Ended June 30, 1998", "-Liquidity and Capital Resources", "-Year 2000 Compliance" and "Legal Proceedings"), in the Company's Annual Report on Form 10-K for the period ended December 31, 1998, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company was not a party to any interest rate cap or other protection arrangements with respect to its $65.6 million of variable rate indebtedness as of June 30, 1999. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead, copper and zinc to be used in the manufacture of the Company's products. At June 30, 1999, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.7 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for speculative or trading purposes.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Pursuant to the Asset Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products and (2) all product liability cases and claims involving products that had not been discontinued as of the Acquisition (the "Closing") and which relate to occurrences that took place prior to the Closing. Except for all cases and claims relating to discontinued products and for certain costs in connection with cases and claims relating to certain shotguns, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Closing.

         The Company and the Sellers are engaged in the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products. As of June 30, 1999, approximately 25 such cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, all of which are individual actions alleging personal injury. Many of these cases seek punitive as well as compensatory damages. Of these pending individual cases, approximately five involve either discontinued products or pre-Closing occurrences, for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 20 of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement; the Sellers have some responsibility for the costs of three of these cases involving certain shotguns. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

         In addition, Remington has been named as a defendant in two of the lawsuits recently brought against numerous firearms manufacturers. As of August 1, 1999, approximately 20 municipalities and counties had filed actions against various firearms manufacturers, distributors, sellers and trade organizations seeking to recover health care, public safety and other costs incurred in connection with the accidental or illegal use of firearms. Most of these lawsuits, which allege strict liability, negligent manufacture and distribution and nuisance theories, have focused on handgun manufacturers. However, the Company and other long-gun manufacturers were named as defendants in a lawsuit filed by the city of Boston, Massachusetts on June 3, 1999. The Boston lawsuit seeks to recover health care, public safety and other costs incurred in connection with the use of firearms, based on claims including product liability, design defect, failure to warn and negligence. The case, City of Boston v. Smith & Wesson, et al., was filed in state court but has been removed to Federal district court. In addition, on July 16, 1999, Remington was one of over 100 defendants named in a lawsuit filed in Federal district court in Brooklyn, New York by the NAACP. This case seeks injunctive relief in connection with the manufacture, sale and distribution of handguns, which the Company does not manufacture, sell or distribute. There can be no assurance that the Company, as a manufacturer of long-guns and ammunition, will not be named in future lawsuits of this nature or that the outcome of such litigation will not materially adversely affect the Company or its business, financial condition and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 27, 1999, the stockholders of Holding, at their annual meeting, unanimously re-elected in its entirety the board of directors of Holding. On the same day, the stockholders of Remington, at its annual meeting, unanimously re-elected in its entirety the board of directors of Remington.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
       --------

         10.1     Director Stock Subscription Agreement.

         10.2     Director Matching Deferred Share Award Agreement.

         10.3     1999 RACI Holding, Inc. Stock Incentive Plan.

         10.4     Form of Management Stock Subscription Agreement.

         10.5     Form of Management Stock Option Agreement - Performance
                  Option.

         10.6     Form of Management Stock Option Agreement - Service Option.

         10.7     Form of Stock Purchase Right Deferred Share Award Agreement.

         10.8     Form of Matching Deferred Share Award Agreement.

         10.9     Form of Pledge and Security Agreement.

         10.10    Form of Promissory Note.

         10.11    Profit Based Bonus Plan.

         27.1     Financial Data Schedule. (for SEC use only)

         99.1     Reconciliation of Income from Operations to EBITDA.


(b) Reports on Form 8-K

    During the quarter ended June 30, 1999, the Company filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RACI HOLDING, INC.


                                      /s/Mark A. Little
                                  ---------------------------------------------
                                             Mark A. Little
                                    Vice President, Chief Financial Officer
                                  and Controller (Principal Financial Officer)





August 11, 1999

                                INDEX TO EXHIBITS



         Exhibit No.                Description
         -----------                -----------

            10.1        Director Stock Subscription Agreement.

            10.2        Director Matching Deferred Share Award Agreement.

            10.3        1999 RACI Holding, Inc. Stock Incentive Plan.

            10.4        Form of Management Stock Subscription Agreement.

            10.5        Form of Management Stock Option Agreement - Performance
                        Option.

            10.6        Form of Management Stock Option Agreement - Service
                        Option.

            10.7        Form of Stock Purchase Right Deferred Share Award
                        Agreement.

            10.8        Form of Matching Deferred Share Award Agreement.

            10.9        Form of Pledge and Security Agreement.

            10.10       Form of Promissory Note.

            10.11       Profit Based Bonus Plan.

            27.1        Financial Data Schedule. (for SEC use only)

            99.1        Reconciliation of Income from Operations to EBITDA.