Form 10-Q
period 1999-09-30
RACI HOLDING INC
filed 1999-11-12
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM        TO
                                                -------   ------

                        COMMISSION FILE NUMBER: 333-4520

                               RACI HOLDING, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      51-0350929
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

Class A Common Stock, par value $.01 per share, outstanding at November 11, 1999

                                 768,132 shares


Class B Common Stock, par value $.01 per share, outstanding at November 11, 1999

                                    0 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       RACI HOLDING, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)

                                                            September 30,   December 31,
                                                                1999            1998
                                                            -------------   ------------
                                                             (UNAUDITED)
ASSETS
Current Assets
Cash and Cash Equivalents                                      $  2.2         $  4.9
Accounts Receivable Trade - net                                  96.8           63.0
Inventories                                                      67.8           71.7
Supplies                                                         10.2           10.6
Prepaid Expenses and Other Current Assets                         9.8            9.6
Deferred Income Taxes                                            13.2           15.3
                                                               ------         ------
  Total Current Assets                                          200.0          175.1

Property, Plant and Equipment - net                              84.3           86.3
Intangibles and Debt Issuance Costs - net                        85.5           88.7
Deferred Income Taxes                                             1.5            2.0
Other Noncurrent Assets                                           1.5            2.4
                                                               ------         ------
  TOTAL ASSETS                                                 $372.8         $354.5
                                                               ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                               $ 32.8         $ 28.2
Short-Term Debt                                                   0.5            0.9
Current Portion of Long-Term Debt                                27.9           24.9
Product and Environmental Liabilities                             3.0            3.1
Income Taxes                                                      1.2            --
Other Accrued Liabilities                                        34.7           26.9
                                                               ------         ------
  Total Current Liabilities                                     100.1           84.0

Long-Term Debt                                                   97.9          122.0
Retiree Benefits                                                 37.2           35.6
Product and Environmental Liabilities                            10.3            9.4

Deferred Stock Payable                                            4.7            --

Commitments and Contingencies

Shareholders' Equity
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 768,132 and 760,000 issued and outstanding at
   September 30, 1999 and December 31,1998, respectively          --             --
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                        --             --
Paid in Capital                                                  77.6           76.0
Due from Shareholders                                            (0.5)           --
Retained Earnings                                                45.5           27.5
                                                               ------         ------
      Total Shareholders' Equity                                122.6          103.5
                                                               ------         ------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $372.8         $354.5
                                                               ======         ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)


                                                       ----------------------------------------------------------
                                                                               UNAUDITED
                                                       ----------------------------------------------------------
                                                       QUARTER ENDED SEPTEMBER 30,     YEAR-TO-DATE SEPTEMBER 30,
                                                       ---------------------------     --------------------------
                                                          1999            1998            1999           1998
                                                       -----------    ------------    ------------    -----------

Sales  (1)                                              $ 123.7         $ 114.9         $ 309.2         $ 294.8

Cost of Goods Sold                                         84.6            80.3           209.9           200.0
                                                        -------         -------         -------         -------

     Gross Profit                                          39.1            34.6            99.3            94.8

Selling, General and Administrative
  Expenses                                                 16.8            16.0            48.6            47.3

Research and Development Expense                            1.7             2.0             5.5             5.9

Other Expense                                               0.2             0.4             4.3             1.6

Restructuring and Nonrecurring Items                        --             (0.2)            --             (0.4)
                                                        -------         -------         -------         -------

     Operating Profit                                      20.4            16.4            40.9            40.4

Interest Expense                                            3.6             4.9            11.4            15.3
                                                        -------         -------         -------         -------

     Profit Before Income Taxes                            16.8            11.5            29.5            25.1

Provision for Income Taxes                                  6.0             5.1            11.5            10.4
                                                        -------         -------         -------         -------

     Net Income                                         $  10.8         $   6.4         $  18.0         $  14.7
                                                        =======         =======         =======         =======

Per Share Data:

     Basic Income Per Share                             $ 13.71         $  8.42         $ 23.35         $ 19.34
                                                        =======         =======         =======         =======
     Diluted Income Per Share                           $ 13.38         $  8.28         $ 22.78         $ 19.02
                                                        =======         =======         =======         =======


Weighted Average Common Shares Outstanding (000's)          788             760             771             760
                                                        =======         =======         =======         =======

Weighted Average Common Shares Outstanding and
  Dilutive Potential Common Shares (000's)                  807             773             790             773
                                                        =======         =======         =======         =======


(1) Sales are presented net of Federal Excise Taxes of $11.0 and $10.4 for the quarter and $26.3 and $24.4 for the year-to-date periods ended September 30, 1999 and 1998, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in Millions)



                                                                           ----------------------------------
                                                                                       UNAUDITED
                                                                           ----------------------------------
                                                                               YEAR-TO-DATE SEPTEMBER 30,
                                                                           ----------------------------------
                                                                               1999                 1998
                                                                           -------------         ------------
Operating Activities

          Net Cash provided by Operating Activities                           $ 26.7               $ 16.5
                                                                              ------               ------

Investing Activities

             Capital Expenditures                                               (8.6)                (3.7)
                                                                              ------               ------

          Net Cash used in Investing Activities                                 (8.6)                (3.7)
                                                                              ------               ------


Financing Activities

             Net Borrowings under Revolving Credit Facility                      3.0                  6.5
             Repurchase of Senior Subordinated Notes                            (5.5)                   -
             Proceeds from Issuance of Common Stock                              0.7                    -
             Principal Payments on Other Long-Term Debt                        (18.6)               (16.2)
             Net Payments on Short-Term Debt                                    (0.4)                (0.8)
                                                                              ------               ------

          Net Cash used in Financing Activities                                (20.8)               (10.5)
                                                                              ------               ------

Increase (Decrease) in Cash and Cash Equivalents                                (2.7)                 2.3
Cash and Cash Equivalents at Beginning of Period                                 4.9                  0.6
                                                                              ======               ======
Cash and Cash Equivalents at End of Period                                    $  2.2               $  2.9
                                                                              ======               ======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
            Condensed Consolidated Statement of Shareholders' Equity
                              (Dollars in Millions)


                                                                                              TOTAL
                                                  PAID-IN       DUE FROM      RETAINED     SHAREHOLDERS'
                                                  CAPITAL     SHAREHOLDERS    EARNINGS        EQUITY
                                                  --------    ------------    --------     -------------

BALANCE, DECEMBER 31, 1998                         $ 76.0         $  --        $ 27.5        $ 103.5
                                                   ------         ------       ------        -------

     Net Income (unaudited)                           --             --          18.0           18.0

     Issuance of 1,800 shares of Common
      Stock under the 1994 Directors'
      Stock Plan (unaudited)                          0.4            --           --             0.4

     Purchase of 6,332 shares of  Common
      Stock under the 1999 Stock Incentive
      Plan (unaudited)                                1.2           (0.5)         --             0.7
                                                   ------         ------       ------        -------

BALANCE, SEPTEMBER 30, 1999 (UNAUDITED)            $ 77.6         $ (0.5)      $ 45.5        $ 122.6
                                                   ======         ======       ======        =======

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

         The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

NOTE 2 - INVENTORIES

         Inventories consisted of the following at:

                                             September 30,          December 31,
                                                 1999                   1998
                                             -------------          ------------
                                             (Unaudited)

            Raw Materials                      $ 14.8                  $ 10.7
            Semi-Finished Products               18.1                    17.4
            Finished Product                     34.9                    43.6
                                               ------                  ------
                Total                          $ 67.8                  $ 71.7
                                               ======                  ======
NOTE 3 - LONG-TERM DEBT

         Long-term debt consisted of the following at:

                                                     September 30,          December 31,
                                                         1999                   1998
                                                     -------------          ------------
                                                     (Unaudited)

           Credit Agreement:
               Term Loans                              $  32.9                 $  50.0
               Revolving Credit Facility                   3.0                     --
           9.5% Senior Subordinated Notes due 2003        87.4                    92.9
           Capital Lease Obligations                       2.0                     3.5
           Other                                           0.5                     0.5
                                                       -------                 -------
                     Subtotal                            125.8                   146.9
           Less: Current Portion                          27.9                    24.9
                                                       -------                 -------
                     Total                             $  97.9                 $ 122.0
                                                       =======                 =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 4 - INCOME PER SHARE

         The basic and diluted income per share was determined as follows:

                                                                                        (Unaudited)
                                                                                        -----------
                                                                      Three Months Ended            Nine months Ended
                                                                      ------------------            -----------------
                                                                         September 30,                September 30,
                                                                         -------------                -------------
                                                                      1999          1998           1999            1998
                                                                      ----          ----           ----            ----
Basic Income Per Share:
      Net Income Available to Common Shareholders                     $10.8           $6.4          $18.0          $14.7
      Weighted Average Common Shares                                788,409        760,000        770,586        760,000
          Basic Income Per Share                                     $13.71          $8.42         $23.35         $19.34

Diluted Income Per Share:
      Net Income Available to Common Shareholders                     $10.8           $6.4          $18.0          $14.7
      Weighted Average Common Shares                                788,409        760,000        770,586        760,000
      Effect of Outstanding Options                                  18,740         12,655         18,901         12,655
      Weighted Average Common Shares and Dilutive Potential
      Common Stock                                                  807,148        772,655        789,487        772,655
          Diluted Income Per Share                                   $13.38          $8.28         $22.78         $19.02
          Options Outstanding at September 30                        71,209         37,965         71,209         37,965


NOTE 5 - DEFERRED STOCK PAYABLE

         As of September 30, 1999, deferred stock payable consists of:

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

NOTE 6 - STOCK PURCHASE AND OPTION PLAN

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

         During the nine months ended September 30, 1999, the Company:

         (1) issued 6,332 shares of Common Stock to certain employees and a Director at a price of $200 per share,
         (2)   granted 7,912 deferred shares to certain employees in lieu of
               1998 incentive compensation priced at $200 per share, and
         (3)   granted (or will likely grant) 15,810 deferred share awards to certain employees and a Director, at no cost, which resulted in a charge of approximately $3.1,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


         (4) granted 15,773 options to purchase Common Stock to certain employees at an exercise price of $200 per share. Of these options, 3,079 options vest ratably on the third, fourth, and fifth anniversaries of the options' grant date and expire in 2009 and 12,694 options vest based on the financial performance of the Company in 1999 and 2000, but no later than 2008.
         (5) granted 16,000 options to purchase Common Stock to certain employees at an exercise price of $200 per share. These options vest ratably on the third, fourth and fifth anniversaries of the options' grant date and expire in 2009.

         In addition, the Company issued 1,800 shares of Common Stock to directors on April 27, 1999 under the 1994 Directors' Stock Plan.

NOTE 7 - SEGMENT INFORMATION

Information on Segments:

                                                                           (Unaudited)
                                                   ----------------------------------------------------------
                                                       Three Months Ended               Nine Months Ended
                                                         September 30,                    September 30,
                                                   ---------------------------    ---------------------------
                                                       1999           1998            1999            1998
                                                   ----------      -----------    ----------       ----------

         Net Sales:
              Hunting/Shooting Sports              $    111.0      $    102.5     $    269.5       $    253.3
              All Other                                  12.7            12.4           39.7             41.5
                                                   ----------      ----------     ----------       ----------
                   Consolidated Net Sales          $    123.7      $    114.9     $    309.2       $    294.8
                                                   ==========      ==========     ==========       ==========
         EBITDA:
              Hunting/Shooting Sports              $     23.2      $     18.6     $     49.8       $     43.6
              All Other                                   1.8             1.7            7.8              8.7
                                                   ----------      ----------     ----------       ----------
                   Consolidated EBITDA             $     25.0      $     20.3     $     57.6       $     52.3
                                                   ==========      ==========     ==========       ==========

                                                                                September 30,    December 31,
                                                                                     1999             1998
                                                                                  ----------       ----------
                                                                                 (Unaudited)
         Assets:
              Hunting/Shooting Sports                                             $    224.3       $    195.4
              All Other                                                                148.5            159.1
                                                                                  ----------       ----------
                   Consolidated Assets                                            $    372.8       $    354.5
                                                                                  ==========       ==========

Reconciliation of Reportable Segments:

                                                                   (Unaudited)
                                                   -----------------------------------------
                                                   Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                    ----------------       ----------------
                                                    1999        1998        1999       1998
                                                    -----      -----       -----      -----
Consolidated EBITDA                                 $25.0      $20.3       $57.6      $52.3

Less:  Interest Expense                               3.6        4.9        11.4       15.3
          Depreciation and Amortization (1)           4.1        4.0        11.9       11.8
          Other Noncash Charges                        .5        0.1         4.8        0.5
          Nonrecurring and Restructuring Items       --         (0.2)       --         (0.4)
                                                    -----      -----       -----      -----
                                                      8.2        8.8        28.1       27.2
                                                    -----      -----       -----      -----
Consolidated Income from Continuing
    Operations Before Taxes                         $16.8      $11.5       $29.5      $25.1
                                                    =====      =====       =====      =====


(1) Excludes amortization of deferred financing costs of $0.4 and $0.4 for the quarters ended September 30, 1999 and 1998, respectively, and $1.3 deferred financing costs and $0.2 loss on early extinguishment of debt and $1.3 deferred financing costs for the year-to-date periods ended September 30, 1999 and 1998, respectively, which were included in interest expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 8 - FINANCIAL POSITION AND RESULTS OF OPERATIONS OF HOLDING AND REMINGTON

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

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               September 30, 1999
                                   (Unaudited)

                                                                           RACI Holding,
                                                                             Inc. and
                                         Holding    Remington  Eliminations Subsidiaries
                                         -------    ---------  ------------ ------------
ASSETS
Current Assets                            $ --        $200.0      $ --        $200.0
Receivable from Remington                    0.9        --           0.9        --
Noncurrent Assets                          120.7       172.8       120.7       172.8
                                          ------      ------      ------      ------
     Total Assets                         $121.6      $372.8      $121.6      $372.8
                                          ======      ======      ======      ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities                       $ --        $100.1      $ --        $100.1
Payable to RACI Holding, Inc.               --           0.9         0.9        --
Noncurrent Liabilities                      --         150.1        --         150.1
Shareholders' Equity                       122.6       121.7       121.7       122.6
                                          ------      ------      ------      ------
     Total Liabilities and
          Shareholders' Equity            $122.6      $372.8      $122.6      $372.8
                                          ======      ======      ======      ======


                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1998

                                                                              RACI
                                                                            Holding,
                                                                            Inc. and
                                    Holding     Remington   Eliminations  Subsidiaries
                                    -------     ---------   ------------  ------------
ASSETS
Current Assets                       $ --         $175.1       $ --         $175.1
Receivable from Remington               0.9         --            0.9         --
Noncurrent Assets                     102.6        179.4        102.6        179.4
                                     ------       ------       ------       ------
     Total Assets                    $103.5       $354.5       $103.5       $354.5
                                     ======       ======       ======       ======

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current Liabilities                  $ --         $ 84.0       $ --         $ 84.0
Payable to RACI Holding, Inc.          --            0.9          0.9         --
Noncurrent Liabilities                 --          167.0         --          167.0
Shareholders' Equity                  103.5        102.6        102.6        103.5
                                     ------       ------       ------       ------
     Total Liabilities and
          Shareholders' Equity       $103.5       $354.5       $103.5       $354.5
                                     ======       ======       ======       ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                RACI
                                                                              Holding,
                                                                              Inc. and
                                      Holding     Remington   Eliminations  Subsidiaries
                                      -------     ---------   ------------  ------------
QUARTER ENDED
SEPTEMBER 30, 1999
Sales                                  $ --        $123.7       $ --        $123.7
Gross Profit                             --          39.1         --          39.1
Equity in Earnings of Subsidiary         10.8        --           10.8        --
Net Income                               10.8        10.8         10.8        10.8

QUARTER ENDED
SEPTEMBER 30, 1998
Sales                                  $ --        $114.9       $ --        $114.9
Gross Profit                             --          34.6         --          34.6
Equity in Earnings of Subsidiary          6.4        --            6.4        --
Net Income                                6.4         6.4          6.4         6.4


                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              RACI
                                                                            Holding,
                                                                            Inc. and
                                      Holding    Remington   Eliminations  Subsidiaries
                                      -------    ---------   ------------  ------------
NINE MONTHS ENDED
SEPTEMBER 30, 1999
Sales                                  $ --        $309.2       $ --        $309.2
Gross Profit                             --          99.3         --          99.3
Equity in Earnings of Subsidiary         18.0        --           18.0        --
Net Income                               18.0        18.0         18.0        18.0

NINE MONTHS ENDED
SEPTEMBER 30, 1998
Sales                                  $ --        $294.8       $ --        $294.8
Gross Profit                             --          94.8         --          94.8
Equity in Earnings of Subsidiary         14.7        --           14.7        --
Net Income                               14.7        14.7         14.7        14.7

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - RECENT ACCOUNTING DEVELOPMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Holding and its subsidiary, Remington and Remington's wholly owned subsidiary, Remington International, Ltd., and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1998, on file with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999, in part due to the seasonality of the Company's business.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998

         Sales. Sales for the third quarter of 1999 were $123.7 million, an increase of $8.8 million, or 7.7%, from 1998 third quarter sales. Hunting/Shooting Sports sales were $111.0 million for the third quarter of 1999, an increase of $8.5 million, or 8.3%, from 1998 third quarter sales. Sales for the first nine months of 1999 were $309.2 million, an increase of $14.4 million, or 4.9%, from the same period in 1998. Year-to-date Hunting/Shooting Sports sales were $269.5 million for the first nine months of 1999, an increase of $16.2 million, or 6.4%, from the same period in 1998.

         Firearms sales decreased $1.4 million, or 3.4%, to $40.1 million for the third quarter of 1999 from the third quarter of 1998, as a result of lower sales volumes of rifles, partially offset by higher overall pricing of firearms products. The lower sales volumes of rifles in the third quarter of 1999 was primarily due to the Company's inability to satisfy certain supply obligations due to a temporary reduction in inventory. Year-to-date firearms sales were $133.3 million, an increase of $3.8 million, or 2.9%, from the same period in 1998, due to increased sales volumes of shotguns combined with higher overall pricing, partially offset by an unfavorable mix of firearms products.

         Ammunition sales for the third quarter of 1999 were $70.9 million, an increase of $10.0 million, or 16.4%, from comparable 1998 sales, primarily as a result of increased sales volumes in all product categories, partially offset by price concessions due to competitive pressures in the marketplace and a shift in mix toward lower-priced ammunition products. Sales for the first nine months of 1999 were $136.2 million, an increase of $12.4 million, or 10.0%, from the same period in 1998, primarily due to the same factors underlying the third quarter ammunition sales results.

         Sales of all other products, including fishline, accessories, targets and powder metal products, for the third quarter of 1999 increased $0.2 million, or 1.6%, from the third quarter of 1998, primarily due to higher fishline sales volumes, partially offset by a softening in demand for certain accessory products. Year-to-date sales were

$39.7 million, or 4.3%, lower than the comparable 1998 period sales, primarily as a result of lower demand for certain fishline products.

         Cost of Goods Sold. Cost of goods sold for the third quarter of 1999 was $84.6 million, an increase of $4.3 million, or 5.4%, from the third quarter of 1998. For the first nine months of 1999, cost of goods sold increased $9.9 million, or 5.0%, to $209.9 million from $200.0 million for the same period in 1998. The increase in both the quarter and year-to-date periods principally was due to increased sales volume in Hunting/Shooting Sports, offset by favorable commodity prices. As a percentage of sales, cost of goods sold for the third quarter of 1999 decreased to 68.4% from 69.9% as a result of reductions in other manufacturing costs together with higher overall pricing in firearms, partially offset by ammunition pricing concessions. Cost of goods sold increased as a percentage of sales for the first nine months of 1999 to 67.9% from 67.8% for the same period in 1998 due mainly to the combination of ammunition pricing concessions and increased volumes of lower margin ammunition products, partially offset by higher overall pricing of firearms products.

         Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense, restructuring and nonrecurring items and other income and expense. Operating expenses for the third quarter of 1999 were $18.7 million, an increase of $0.5 million, or 2.7%, from $18.2 million for the third quarter of 1998. Year-to-date operating expenses for 1999 were $58.4 million, an increase of $4.0 million, or 7.4%, from $54.4 million for the same period of 1998, due primarily to the factors discussed below.

         Selling, general and administrative expenses for the third quarter of 1999 were $16.8 million, an increase of $0.8 million, or 5.0%, from the third quarter of 1998, primarily as a result of increased distribution costs and sales commissions relating to the increased sales volume of ammunition products discussed above. Year-to-date selling, general and administrative expenses were $48.6 million, a $1.3 million increase from $47.3 million in the prior year-to-date period primarily due to the increased variable selling expenses described above.

         Restructuring and nonrecurring items include $0.2 million in the second quarter of 1999 for nonrecurring professional fees related to a transaction that was not consummated, and a reserve reduction of $0.2 million in the first quarter of 1999 to eliminate estimated restructuring accruals not realized.

         Other expense for the year-to-date period ended September 30, 1999 includes $3.1 million for the Company's portion of expenses incurred in connection with the issuance of stock and the grant of options under the 1999 Stock Incentive Plan. See Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

         Interest Expense. Interest expense for the quarter ended September 30, 1999 was $3.6 million, a decrease of $1.3 million, or 26.5%, from the third quarter of 1998. Year-to-date interest expense was $11.4 million as compared to $15.3 million in the prior year-to-date period. The decrease in interest expense for the periods was primarily a result of a reduction in average outstanding debt and, to a lesser extent, reductions in the interest rate charged under the credit agreement, dated as of November 30, 1993, as amended, among Remington and certain lending institutions (the "Credit Agreement"), related to improved financial performance. See "-Liquidity and Capital Resources - Liquidity."

         Provision for Income Taxes. The Company's effective tax rate was 39.0% for year-to-date 1999 and 41.4% during the comparable prior year period. The effective rates for 1999 and 1998 exceed the federal statutory rate of 35% due primarily to the impact of state income taxes and nondeductible expenses.

         Net Income. Net income for the third quarter of 1999 was $10.8 million, an increase of $4.4 million from the third quarter of 1998. Net income for the nine months ended September 30, 1999 was $18.0 million, an increase of $3.3 million from the 1998 net income of $14.7 million, due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. Net cash provided by operating activities was $26.7 million and $16.5 million for the nine month periods ended September 30, 1999 and 1998, respectively. The increase in cash provided by operating activities compared to the same period in 1998 is primarily a result of improved earnings, non-cash items mainly related to the issuance of deferred shares, together with a decrease in working capital. Accounts receivable increased to $96.8 million at September 30, 1999 from December 31, 1998 principally due to approximately $24.0 million of firearms and ammunition sales on extended payment terms. These terms provide cash discount incentives and required payment by October 1999. The terms are granted to customers consistent with industry-wide programs and with the Company's prior years' experience. The Company intends to apply the proceeds from these receivables to the outstanding balance on its revolving credit facility. Net cash used in investing activities consists of capital expenditures in the first nine months of 1999 and 1998 of $8.6 million and $3.7 million, respectively. Net cash used in financing activities during the first nine months of 1999 and 1998 was $20.8 million and $10.5 million, respectively. The increase in cash used in financing activities is primarily a result of a decrease in net borrowings under the revolving credit facility of $3.5 million, proceeds from issuance of Common Stock of $0.7 million, partly offset by additional scheduled principal payments on outstanding indebtedness of $2.4 million and the repurchase of approximately $5.5 million of the Notes on the open market, at an average price of 99.8% of the face value. From time to time, the Company may continue to repurchase additional amounts of the Notes on the open market.

         At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Credit Agreement. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of September 30, 1999, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the revolving credit facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. The Company expects that it will have to replace the revolving credit facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000. No assurance can be given that the Company will be able to obtain such a replacement working capital facility or refinance such amounts on terms acceptable to the Company.

         Working Capital. Working capital increased to $99.9 million at September 30, 1999 from $91.1 million at December 31, 1998, primarily as a result of the increase in accounts receivable, partially offset by the decrease in inventory and increases in accounts payable and other accrued liabilities. See "-Cash Flows." The seasonality of the Company's business causes accounts receivables generally to be higher in the first three quarters of the year. See "-Seasonality." The Company continues to focus on working capital management, including the collection of accounts receivable, maintaining inventory levels in line with sales projections and management of accounts payable.

         Capital Expenditures. Capital expenditures for the nine months ended September 30, 1999 were $8.6 million, including approximately $6.2 million for new equipment related to the manufacture of firearms, as well as replacement equipment and improvement projects concentrated on enhancing the operating efficiency throughout existing facilities.

         Liquidity. As of September 30, 1999, the Company had outstanding $125.8 million of indebtedness, consisting of approximately $87.4 million ($87.7 million face amount) of the Notes, $32.9 million in term loan borrowings and $3.0 million in revolving credit borrowings under the Credit Agreement, $2.0 million in capital lease obligations and $0.5 million of other long-term debt. As of September 30, 1999, the Company also had aggregate letters of credit outstanding of $4.0 million. The Company's revolving credit facility had $144.1 million available for borrowing as of September 30, 1999.

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

         In 1995, the Company completed the first phase of replacing its computer systems with an enterprise-wide, fully-integrated system from SAP America, Inc., that, upon implementation, processes accounts payable, accounts receivable, general ledger, fixed assets, sales and distribution, plant maintenance and certain manufacturing systems. This system eliminated most stand-alone legacy systems and resulted in all facilities operating within the same application software package. The new system accommodates the dating changes necessary to permit correct recording of dates for the year 2000 and later years. Systems that will not be replaced with the SAP software include human resources and payroll, which are already year 2000 compliant.

         The Company has also commenced a year 2000 project to address the Company's remaining systems, including both information technology and non-information technology systems. The work plan developed by the Company has four phases: site analysis, site assessment, testing and implementation. In the site analysis phase, which has been completed, the Company identified primary areas of concern such as software, networks, products, production equipment, trucking, telecommunications, customers, vendors, and other third parties such as banks and government agencies to be evaluated. Appropriate people at the Company's various facilities were asked to rank these areas at their facility as critical, (for example, a single source supplier), somewhat critical, (for example, a preferred supplier), or not critical (for example, where several alternatives are available).

         The site assessment phase, which consisted of on-site visits to determine which of the previously-identified areas of concern needed to be addressed at each facility, has been completed. The Company identified 70 customers, representing approximately 80% of its 1998 sales, from whom it requested information on their year 2000 compliant status. Based on responses received from customers with whom the Company does business electronically, the Company has conducted transaction tests utilizing electronic data interchange for 90% of its customers. For the 10% of those customers that transmit orders electronically that were not tested, the Company has order processing systems in place to ensure continuing operations with our existing software.

         The Company also contacted approximately 339 vendors, which supply approximately 90% of the raw materials and finished goods used by the Company, as well as banks, health care and service providers. As of September 30, 1999, the Company has received positive responses from all of the vendors that are critical to the Company's operations.

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

         In the implementation phase, the Company replaced non-compliant systems. The Company has completed the implementing of year 2000 compliant information technology systems at all of its facilities related to manufacturing operations. The Company estimates that, with respect to its information technology systems and non-information technology systems that were not replaced by the installation of the SAP software, it has completed approximately 98% of the reprogramming or replacement necessary to upgrade these systems to be year 2000 compliant. The Company's telecommunications systems have been upgraded and are year 2000 compliant.

         Due to the implementation of the new computer system, costs related specifically to year 2000 compliance, including allocation of internal salaries and related costs, are estimated to be $0.5 million. Costs of this project have been satisfied from the Company's cash flows and have been expensed as incurred except for hardware, which has been capitalized. Accordingly, the Company does not expect that the cost of year 2000 compliance will be material to its financial condition, results of operations or cash flows.

         While the Company currently believes its year 2000 project addresses its material areas of concern, the failure to correct material year 2000 problems could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures could have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced. Although the Company recognizes that some risks still exist, it is not planning to adopt any formal contingency plan. In the ensuing months, the Company will continue to review and evaluate all known risks associated with the completion of the year 2000 project and take action as deemed appropriate.

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

         In addition, certain federal, state and local governments have considered, and certain such governments have adopted, various measures designed to restrict the distribution of firearms, particularly handguns and so-called "assault weapons." Although the Company does not produce "assault weapons" (as defined in the federal law enacted in 1994) or handguns, there can be no assurance that any such measures, if and where enacted, would not have a material adverse effect on the financial condition or results of operations of the Company.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's belief that the market for firearms and ammunition will remain flat, at least in the near term and (b) the Company's intention to respond to competitive pressure, which may affect quarterly results; (ii) the statements in "-Liquidity and Capital Resources - Cash Flows" concerning (a) the Company's intention to apply the proceeds from receivables from sales on extended payment terms to the outstanding balance on its revolving credit facility, (b) the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the revolving credit facility, (c) the Company's expectation that it will have to replace the revolving credit facility and refinance any outstanding amounts thereunder upon its maturity on December 31, 2000 and (d) the Company's expectation that it may continue to repurchase the Notes on the open market from time to time; (iii) the statements in "-Year 2000 Compliance" concerning (a) the functions that will be handled by the SAP software upon implementation; (b) the Company's belief that its existing equipment will be able to perform all critical functions into the year 2000 on a basis comparable to their current operation; (c) the Company's expectation that the cost of year 2000 compliance will not be material to its financial condition, results of operations or cash flows, (d) the Company's belief that its year 2000 project addresses its material areas of concern, but that failure to correct material year 2000 problems could result in an interruption in, or failure of, certain normal business activities or operations (e) the Company's belief that the implementation of new business systems and the completion of the year 2000 project will reduce the possibility of significant interruptions of normal operations; (f) the Company's intention to continue to review and evaluate all known risks associated with the completion of the year 2000 project and take action as deemed appropriate; and (g) the Company's identification of the most likely worst case scenario; (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations"; (v) the statements in "Legal Proceedings" concerning (a) the Company's belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company and (b) the Company's anticipation that because of the nature of its products, it will continue to be involved in product liability cases and claims in the future; and (vi) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

         Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Results of Operations for the Three and Nine Month Periods Ended September 30, 1999 as Compared to the Three and Nine Month Periods Ended September 30, 1998", "-Liquidity and Capital Resources", "-Year 2000 Compliance" and "Legal Proceedings"), in the Company's Annual Report on Form 10-K for the period ended December 31, 1998, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company was not a party to any interest rate cap or other protection arrangements with respect to its $35.9 million of variable rate indebtedness as of September 30, 1999. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead, copper and zinc to be used in the manufacture of the Company's products. At September 30, 1999, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $1.3 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for speculative or trading purposes.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Pursuant to the Asset Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products and (2) all product liability cases and claims involving products that had not been discontinued as of the closing of the Acquisition (the "Closing") and which relate to occurrences that took place prior to the Closing. Except for all cases and claims relating to discontinued products and for certain costs in connection with cases and claims relating to certain shotguns, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Closing.

         The Company and the Sellers are engaged in the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products. As of September 30, 1999, approximately 23 such cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, all of which are individual actions alleging personal injury. Many of these cases seek punitive as well as compensatory damages. Of these pending individual cases, approximately 2 involve either discontinued products or pre-Closing occurrences, for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 21 of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement; the Sellers have some responsibility for the cost of one of these cases involving certain shotguns. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

         In addition, Remington has been named as a defendant in two of the lawsuits recently brought against numerous firearms manufacturers. As of November 1, 1999, approximately 22 municipalities and counties had filed actions against various firearms manufacturers, distributors, sellers and trade organizations seeking to recover health care, public safety and other costs incurred in connection with the accidental or illegal use of firearms. Most of these lawsuits, which allege strict liability, negligent manufacture and distribution and nuisance theories, have focused on handgun manufacturers. However, the Company and other long-gun manufacturers were named as defendants in a lawsuit filed by the city of Boston, Massachusetts on June 3, 1999. The Boston lawsuit seeks to recover health care, public safety and other costs incurred in connection with the use of firearms, based on claims including product liability, design defect, failure to warn and negligence. The case, City of Boston v. Smith & Wesson, et al., was filed in state court, removed to Federal district court and on October 7, 1999, remanded to state court. In addition, on July 16, 1999, Remington was one of over 100 defendants named in a lawsuit filed in Federal district court in Brooklyn, New York by the NAACP. Remington was served in the NAACP case on October 25, 1999. This case seeks injunctive relief in connection with the manufacture, sale and distribution of handguns, which the Company does not manufacture, sell or distribute. There can be no assurance that the Company, as a manufacturer of long-guns and ammunition, will not be named in future lawsuits of this nature or that the outcome of such litigation will not materially adversely affect the Company or its business, financial condition and results of operations.

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

ITEM 5.  OTHER INFORMATION

         Dr. Ulrich Middlemann was elected to the boards of directors of Holding and Remington at meetings of the boards of directors of Holding and Remington held on July 27, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         3.1 Amended and Restated By-Laws of RACI Holding, Inc., as in effect on July 27, 1999.

         3.2 Amended and Restated By-Laws of Remington Arms Company, Inc., as in effect on July 27, 1999.

         27.1     Financial Data Schedule.

         99.1     Reconciliation of Income from Operations to EBITDA.


(b) Reports on Form 8-K

    During the quarter ended September 30, 1999, the Company filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   RACI HOLDING, INC.


                             /s/ Mark A. Little
                   ------------------------------------------
                                 Mark A. Little
                   Vice President and Chief Financial Officer
                          (Principal Financial Officer)





November 12, 1999

                                INDEX TO EXHIBITS



Exhibit No.                Description
-----------                -----------

3.1 Amended and Restated By-Laws of RACI Holding, Inc., as in effect on July 27, 1999.

3.2 Amended and Restated By-Laws of Remington Arms Company, Inc., as in effect on July 27, 1999.

27.1     Financial Data Schedule.

99.1     Reconciliation of Income from Operations to EBITDA.