Form 10-K405
period 1999-12-31
RACI HOLDING INC
filed 2000-03-22
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER : 333-4520

--------------------------------------------------------------------------------

                               RACI HOLDING, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                   51-0350929
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                 organization)                              Identification No.)

                               870 REMINGTON DRIVE
                                  P.O. BOX 700
                       MADISON, NORTH CAROLINA 27025-0700
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (336) 548-8700
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

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

          [X]

         As of March 22, 2000, the registrant had outstanding 768,132 shares of Class A Common Stock, par value $.01 per share and 0 shares of Class B Common Stock, par value $.01 per share.

                         TABLE OF CONTENTS TO FORM 10-K



PART I........................................................................ 3
    ITEM 1. BUSINESS.......................................................... 3
    ITEM 2. PROPERTIES........................................................12
    ITEM 3. LEGAL PROCEEDINGS.................................................13
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............14

PART II.......................................................................15
    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS...............................................15
    ITEM 6. SELECTED FINANCIAL DATA...........................................16
    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............................18
    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK......................................................29
    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................30
    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...............................57

PART III......................................................................58
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............58
    ITEM 11. EXECUTIVE COMPENSATION...........................................60
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.......................................................65
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................66


PART IV.......................................................................68
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K......................................................68

                                     PART I

ITEM 1.   BUSINESS

         RACI Holding, Inc. ("Holding") and its wholly-owned subsidiary Remington Arms Company, Inc. ("Remington"), are Delaware corporations organized in 1993 at the direction of Clayton, Dubilier & Rice, Inc. ("CD&R"), a private investment firm, to acquire (the "Acquisition") substantially all the assets and business of Sporting Goods Properties, Inc. ("Sporting Goods") as well as certain other assets of E. I. du Pont de Nemours and Company ("DuPont" and together with Sporting Goods, the "Sellers") used in connection with the marketing of fishline and fishline accessories (such assets and business collectively, the "Business"). Unless the context otherwise requires, the term "Company" means Holding and its subsidiaries, including Remington.

         Founded in 1816, the Company is engaged in the design, manufacture and sale of sporting goods products for the hunting/shooting sports and related markets. The Company's product lines consist of firearms, ammunition and hunting/gun care accessories sold under the Remington(R) name and other labels, fishing products sold under the Stren(R) name and other labels and clay targets.

         Certain market share and competitive position data contained in this report is based on the most recent data published by the National Sporting Goods Association ("NSGA") and the National Sports Markets Research Group ("SMRG"). The Company believes that such data is inherently imprecise and may not accurately reflect the Company's market shares for more recent periods, but is generally indicative of its relative market share and competitive position.

         The following sets forth the Company's sales for its aggregated operating segments for the periods shown (see Note 19 to the Company's consolidated financial statements for the year ended December 31, 1999 appearing elsewhere in this report):

                                 YEAR ENDED DECEMBER 31,
                             ------------------------------
                              1999        1998        1997
                             ------      ------      ------

Hunting/Shooting Sports      $350.3      $328.8      $328.8
Other (a)                      49.1        51.9        52.4
                             ------      ------      ------

Total Sales                  $399.4      $380.7      $381.2
                             ======      ======      ======

---------------
(a) Consists of fishing products, accessories, clay targets and commercial powder metal product ("PMP") parts.

HUNTING/SHOOTING SPORTS

         Remington is the only domestic manufacturer of both firearms and ammunition and, according to the NSGA, was the largest U.S. manufacturer of shotguns and rifles in 1998. The Company enjoys a domestic market leadership position for many of its firearms product lines and is one of the three major manufacturers in the domestic ammunition market. According to NSGA, in 1998, approximately 30 million people in the United States enjoy shooting sports, including approximately 17 million who hunt annually. Overall, the market for hunting-related products is a large, mature market that the Company believes generally will remain relatively flat, at least in the near future. Total domestic consumer expenditures in this market for firearms and ammunition in 1998 was estimated by NSGA to be approximately $1.6 billion.

         The Company believes that a number of trends currently exist that are potentially significant to the hunting/shooting sports market. First, the Company believes that the development of rural property in many locations has curtailed or eliminated access by hunters to private and public lands. However, the Company also believes that the number of private hunting facilities is increasing, as is the availability of alternatives to traditional hunting activities, such as sporting clays and shooting games that simulate hunting, and that these trends may help offset increasing restrictions on access and land use. Second, environmental issues, such as concern about lead in the environment, may also adversely affect the industry. See "--Environmental Matters." The Company has developed a line of shotshells that use steel shot instead of the industry standard lead shot. These shotshells are intended to reduce the amount of lead being introduced into the environment and to appeal not only to the shooter legally required to use steel shot, but also to the environmentally concerned shooter. Third, the Company believes that safety issues may affect sales of firearms, ammunition and other shooting-related products; in the northeastern United States, for example, some communities permit hunters to use only shotguns (which have a shorter average range than rifles) for deer hunting in order to minimize the possibility of shooting accidents in more densely populated areas. The Company markets specialized ammunition, its Premier(R) Copper Solid(TM) sabot slug, that is intended for use in a shotgun but that is designed to give hunters the accuracy and effectiveness of a rifle. Additionally, the Company believes that the current trend, or the consumer perception thereof, toward firearms regulatory proposals and municipal handgun litigation could adversely affect the firearms and ammunition market. The Company produces firearms and ammunition that are generally used by hunters and sporting enthusiasts. It does not produce either "assault weapons" as defined in the federal law enacted in 1994, or handguns, although it does produce handgun ammunition.

           Although the Company believes that these trends have not had a material adverse effect on its business in the past, there can be no assurance that they will not do so in the future, or that industry sales of firearms, ammunition and other shooting-related products will not decline. See "--Regulation."

Products

         The Company's Hunting/Shooting Sports product offerings include a comprehensive line of recreational shotguns and rifles, sporting ammunition and ammunition reloading components. In the 184 years since the first Remington firearm was made, Remington has introduced its versions of the metallic centerfire cartridge (1867), the auto-loading shotgun (1905), the repeating centerfire rifle (1906), the pump-action shotgun (1907) and the bolt-action centerfire rifle (1921), all of which became standards in the industry.

         The Company produces and markets a broad selection of shotguns and rifles under the Remington brand name. The Company's goal has been to market a combination of general-purpose firearms together with more specialized products that embody Remington's emphasis on value, performance and design. In addition, the Company produces custom-made shotguns and rifles in the custom shop at its Ilion, New York facility.

         In 1998, according to NSGA, the Company had the largest share of the U.S. retail shotgun market based on sales volume, at approximately 36%, with its nearest competitor holding a market share of approximately 18%. The Company produces numerous variations of shotguns. The Company's most popular shotguns, the Model 1100(TM) and Model 11-87(TM) auto-loading and the Model 870(TM) pump-action, range in retail list price from approximately $220 to $1,200. Remington shotguns are offered in versions that are marketed to both the novice and the experienced gun owner. Specialty shotguns focus on the deer and turkey hunting markets, recreational and competitive clay target shooting and various law enforcement applications.

         Remington was also the largest brand of rifles in the United States in 1998 based on sales volume, according to NSGA, with a market share of approximately 30%, with its nearest competitor holding a market share of approximately 19%. The Company's most popular rifles are the Model 700(TM), Model Seven(TM), Model 7400(TM) and Model 7600(TM) centerfire rifles and the family of Model 597(TM) rimfire rifles. To appeal to a broad range of shooters, the Company manufactures these rifles in a wide variety of calibers, configurations and finishes. The Company presently manufactures three types of centerfire rifles: bolt-action, pump-action and auto-loading. In addition, the Company produces bolt-action, pump-action and auto-loading .22 caliber rimfire rifles. The Company's bolt-action Model 700 rifle is the standard in the industry, and the Company has versions utilizing stainless steel barrels and synthetic stocks for weather durability. Retail list prices for the Company's most popular rifles range from approximately $140 to $1,900.

         In the ammunition market, the Company believes it is one of the largest brands in the United States. The Company designs, manufactures and markets a complete line of sporting ammunition products, including shotgun shells, metallic centerfire ammunition for use in rifles and handguns and .22 caliber rimfire ammunition. The Company also produces and markets sporting ammunition components used by smaller ammunition manufacturers, as well as by private consumers engaged in the practice of reloading centerfire cases or shotgun shells.

         The Company distributes its ammunition products primarily under the brand names Remington, Peters(R) and UMC(R), through firearms dealers, sporting goods stores and mass merchandisers. In general, Remington branded products compete in both the middle and high performance categories, while the UMC and Peters brands are used for popularly priced ammunition.

         In 1999, the Company continued to demonstrate industry leadership by introducing new products that satisfy the need for specialized, high performance firearms and ammunition. The introduction of the .300 Ultra Mag(TM) centerfire rifle cartridge marks the first commercially available non-belted magnum case. It was simultaneously introduced with nine versions of the Model 700 rifle chambered for this innovative round. Additional 1999 introductions included Premier Partition, a high-performance line of centerfire rifle ammunition for big game, and the Model 700 Composite. The Model 700 Composite is a classic Model 700 frame combined with a steel lined composite barrel yielding a light-weight rifle with improved accuracy and durability.

Service and Warranty

         The Company supports service and repair facilities for all of its firearm products in order to meet the service needs of its distributors, customers and consumers nationwide. Effective January 1, 1999, new Remington firearms products purchased in North America are warranted to the original purchaser, to be free from defects in material and workmanship for a period of two years from the registered date of purchase. Prior to January 1, 1999, the Company had no express consumer warranty program for firearms products, but honored an implied warranty similar to the new express warranty. The Company believes that any additional cost resulting from this program will not be material to its financial condition or results of operations.

Manufacturing

         The Company currently manufactures its Hunting/Shooting Sports products at three plants, located within the United States. The Company's facility in Ilion, New York manufactures shotguns, rifles, powder metal parts and accessories such as extra barrels, and also houses a portion of the Company's gunsmith repair services, its custom gun shop, the Remington Country Store and the Remington Museum. The Company's facility in Mayfield, Kentucky manufactures rimfire rifles. The Company's facility in Lonoke, Arkansas manufactures loaded ammunition and ammunition components.

         To manufacture its various firearm models, the Company utilizes a combination of parts manufactured from raw materials at the Ilion and Mayfield facilities or components purchased from independent manufacturers. Prior to assembly, purchased parts may be modified through several secondary processes, such as metal removal, joining, heat treating, forming and coloring. Manufactured parts, including many of the basic metal component parts of the firearms manufactured by the Company, are produced from raw materials via the processes of material removal, finishing, heat treating and forming using metal and plastic injection molding techniques. Quality control processes are employed throughout the production process, utilizing specifically tailored testing procedures and analyses. The Company believes that its firearm manufacturing safety record is excellent.

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

         Three companies in the United States and Canada produce smokeless powder, which is an indispensable component in the ammunition manufactured and sold by the Company. The Company currently purchases powder from each of these three suppliers. The Company believes that any two of these three companies could supply substantially all of the Company's powder requirements. However, given the complex formulas and production processes involved in manufacturing the powder mixtures used by the Company, obtaining powder from sources other than these three companies may not be feasible.

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

ALL OTHER PRODUCT LINES

         According to NSGA, as of 1998, approximately 54 million people participated in fishing activities. Fishing is considered an inexpensive sport that can be enjoyed by people of widely varying ages, skills and abilities. The Company distributes a range of monofilament fishline, terminal tackle and accessories under the brand name Stren, offering eight families of fishline for the recreational fisherman. The Company also markets a limited line of fishing accessories, including tools, knives, terminal tackle and lure accessories. SMRG estimates that the U.S. retail market for recreational fishline was approximately $80 million in 1998, of which the Company had a 28% market share based on sales dollars.

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

         Remington produces a complete line of clay targets for use in trap, skeet and sporting clays shooting activities, marketed under the Blue Rock(R) brand name. The Company's clay targets are manufactured at two facilities located at Ada, Oklahoma and Findlay, Ohio. Targets are manufactured from a mixture of limestone and petroleum pitch.

         The Company also markets hunting and shooting accessories (including safety and security products, parts, care products, belts, clips and folding and collectible knives) and commercial powder metal parts for the automotive and firearms industries. The Company has licensed the Remington mark to certain third parties that manufacture and market sporting and outdoor products that complement the Company's product line. See "--Licensing."

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

         The Company's products are marketed primarily through manufacturer's sales representatives. In 1999, approximately 64% of the Company's sales consisted of sales made through the top five manufacturer's sales representative groups who market principally to wholesalers, dealers and regional chains. Such sales representatives are prohibited from selling competing goods from other manufacturers and are paid variable commissions based on the type of products that are sold. The customers to which the sales representatives market the Company's products are authorized to carry specified types of Remington products for a non-exclusive one-year term, though not all carry the full range of products. These customers generally carry broader lines of merchandise than do the mass merchandisers and are less seasonal in sales.

         The Company's in-house sales force markets the Company's product lines directly to national accounts (consisting primarily of mass merchandisers) and to federal, state and local government agencies. Approximately 21% of the Company's total net revenues and approximately 20% of the Company's Hunting/Shooting Sports revenues in 1999 consisted of sales made to a national account, Wal-Mart Stores, Inc. ("Wal-Mart"). National accounts generally provide convenient access for hunting and shooting consumers to the Company's products but carry a more limited array of products and are more seasonal in sales. The Company's sales to Wal-Mart are not governed by a written contract between the parties. Although the Company believes its relationship with Wal-Mart is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company's financial condition or results of operations. See "Management's Discussion of Financial Condition and Results of Operations--Overview--Business Trends and Initiatives." No other single customer comprises greater than or equal to 10% of sales. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of a governmental purchaser.

         Foreign sales were approximately 6% for 1999, 7% for 1998 and 8% for 1997 of the Company's total sales. Hunting/Shooting Sports foreign sales were approximately 7% for 1999, 8% for 1998 and 9% for 1997 of the Company's Hunting/Shooting Sports total sales. Company sales personnel and manufacturer's sales representatives market to foreign distributors generally on a nonexclusive basis and for a one-year term. Remington also has a wholly owned subsidiary, Remington International, Ltd., which is a foreign sales corporation.

         Most of the Company's firearms products that are generally used during the fall hunting season have been sold pursuant to a "dating" plan which allows the purchasing distributor to buy the products commencing at the beginning of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment under this plan. In the first quarter of each dating plan year, the Company receives orders from its customers, which are designated as firm by such customers, although the Company may permit adjustments in outstanding unfilled orders. The Company also follows industry practice in canceling most firearms orders from its distributors that remain unfilled at the end of each dating plan year. The Company maintains a dating plan relating to ammunition that offers discounts for payment prior to the Company's usual 90-day payment period. For further discussion of seasonality and related matters, see "Management's Discussion of Financial Condition and Results of Operations -- Purchasing Patterns; Seasonality." The backlog of unfilled total company orders was approximately $210.0 million as of February 29, 2000, compared to $139.1 million in the prior year. The backlog of unfilled Hunting/Shooting Sports orders was approximately $206.6 million as of February 29, 2000, compared to $136.3 million in the prior year.

RESEARCH AND DEVELOPMENT

         The Company maintains a research and development program, with 45 employees assigned to these efforts as of December 31, 1999. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers, as well as successful products introduced to the market by the Company's competitors. The Company's research and development program involves an in-house team of engineers, draftsmen, product testers and marketing managers using tools such as computer-assisted design and a variety of consumer research techniques. Research and plant technical staff then collaborate to produce an experimental prototype, ensuring that products and manufacturing processes are concurrently designed. Following a successful prototype, a pilot run is commenced to ensure that plant personnel and equipment can manufacture the product efficiently. The Company continues to introduce new products employing innovations in design and manufacturing in both firearms and ammunition. New firearms introductions include the Model 300(TM) Ideal(TM) over and under shotgun, the 3 1/2" Model 11-87 Super Magnum(TM) shotgun, the Model 700 Composite bolt-action rifle with a steel lined composite barrel and the EtronX(TM) bolt-action, electronic ignition center-fire rifle. New ammunition offerings include a line of EtronX center-fire rifle cartridges and .300 Remington Ultra Mag, which management believes is the first commercially available non-belted magnum case.

         Research and development expenditures for the continuing operations of the Company in 1999, 1998 and 1997 amounted to approximately $6.7 million, $7.3 million and $7.4 million, respectively.

PATENTS AND TRADEMARKS

         The Company's operations are not dependent to any significant extent upon any single or related group of patents. The Company does not believe that the expiration of any of its patents will have a material adverse effect on the Company's financial condition or its results of operations. The Company's operations are not dependent upon any single trademark other than the Remington word mark, the Remington logo mark, and, to a lesser extent, the Stren mark. Some of the trademarks used by the Company, however, are identified with and important to the sale of the Company's products. Some of the more important trademarks used by the Company, all of which are owned by the Company, are:
Remington, the Remington scroll logo, Stren, Core-Lokt(R) (jacketed centerfire bullets), Express(R) (long range shotshells), Power Piston(R) (shotshell wads), Premier(R) (the Company's highest quality ammunition), Copper Solid (solid copper slugs), Golden Saber(TM) (high performance jacketed hollow point bullets for pistols/revolvers), Nitro-Steel (high powered steel shotshells), UMC(R) (popularly priced ammunition, in a limited line of popular specifications), Leadless(TM) (reduced lead-releasing bullets), Nitro-27(R) (handicap trap loads), Model 700 (a family of bolt-action centerfire rifles), Model 1100 and Model 11-87 (families of auto-loading shotguns), Model 7600 (a family of pump-action centerfire rifles), Model 7400 (a family of auto-loading centerfire rifles), Model 870, including the Wingmaster(R) and the Express(R) (a family of pump-action shotguns) and Model 597 (a family of .22 caliber rimfire rifles). The Company believes it has adequate policies and procedures in place to protect its intellectual property.

         The Company owns the Remington marks (and registrations thereof) for use in its firearms and ammunition product lines, as well as for certain related products associated with hunting, wildlife and the outdoors. The Company does not own, but has the right to use, the Remington mark with respect to certain other products marketed by it (the "Ancillary Products"), including certain knives and other merchandising items, pursuant to the Trademark Settlement Agreement, dated December 5, 1986 (the "Trademark Settlement Agreement"), between the Company and Remington Products, Inc. ("RPI"). The Trademark Settlement Agreement resulted from the settlement of certain litigation between the Company and RPI over the use of the Remington mark on products marketed by both parties. RPI is not affiliated with Remington, Holding, DuPont or Sporting Goods and was not involved with the Acquisition. The Trademark Settlement Agreement provided for the formation of Remington Licensing Corporation ("RLC"), the capital stock of which is owned equally by the Company and Remington Products Company LLC ("RPC") as successor to RPI, which also holds as transferee RPI's interest in respect of the Trademark Settlement Agreement. RLC owns the Remington marks in the United States with respect to products of mutual interest to the Company and RPC, and licenses such marks on a royalty-free basis to the Company and RPC for products in their respective markets. The Trademark Settlement Agreement does limit, however, the Company's ability to expand the use of the Remington mark into product areas claimed by RPC, particularly personal care products. The Trademark Settlement Agreement is currently relevant primarily to the Company's U.S. operations, but does provide for cross-licensing between the Company and RPC outside the United States. The Trademark Settlement Agreement also provides that, if certain bankruptcy or insolvency-related events occur with respect to either of RLC's shareholders, such shareholder may be contractually required to sell such shareholder's RLC stock to RLC or RLC's other shareholder at its book value or, under certain circumstances, at fair market value. While in some cases such requirement may not be enforceable under the U.S. Bankruptcy Code, such a purchase from the Company could provide RPC with greater leverage over RLC's licensing relationship with the Company with respect to Ancillary Products.

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

         The Company's competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than the Company. The Company's shotgun products compete primarily with products offered by O. F. Mossberg & Sons, Inc., USRAC (which produces Winchester firearms) and Browning (both owned by the Walloon regional government of Belgium). The Company's rifles compete primarily with products offered by Marlin Firearms Co., Ruger & Co., Inc., USRAC, Savage Arms, Inc. and Browning. In the ammunition market, the Company competes primarily with the Winchester unit of Olin Corporation, and the Federal Cartridge Co. and CCI units of Blount, Inc. In August 1999 Blount completed a merger with Lehman Brothers Merchant Banking Partners II, L.P. The Company's fishing line products compete primarily with products offered by Pure Fishing, formerly Berkley, Inc. and JWA Fishing.

         The Company believes that it competes effectively with all of its present competitors. However, there can be no assurance that the Company will continue to do so, and the Company's ability to compete could be adversely affected by its leveraged condition.

SEASONALITY

         During 1999 and 1998, the Company's sales have been moderately seasonal, with higher sales during the third quarter, and lower sales during the other quarters, principally due to the need to meet customer requirements for ammunition and, to a lesser extent, firearms, during the primary hunting season. The Company follows the industry practice of selling firearms pursuant to a "dating" plan allowing the customer to buy the products commencing at the beginning of the Company's dating plan year. The Company believes that this dating plan has partially offset the seasonality of the Company's business by shifting firearms sales to the first quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Purchasing Patterns; Seasonality."

REGULATION

         The manufacture, sale and purchase of firearms are subject to extensive federal, state and local governmental regulation. The basic federal laws are the National Firearms Act and the Federal Firearms Act, which were originally enacted in the 1930s and which have been amended from time to time. Federal laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons. The Company possesses valid federal licenses for all of its owned and leased sites to manufacture and/or sell firearms and ammunition.

         In 1994, a federal law was enacted that generally prohibits the manufacture of certain firearms defined as "assault weapons" as well as the sale or possession of "assault weapons" except for those that, prior to the law's enactment into law, were legally in the owner's possession. This law expressly exempts approximately 650 models of firearms that are generally used by hunters and sporting enthusiasts, including all of the Company's current firearms products. Various bills have been introduced in Congress in recent years to repeal the ban on semi-automatic assault weapons and large-capacity ammunition feeding devices; the likelihood of their passage is uncertain. Another federal law, enacted in 1993 and extended in 1998, the so-called "Brady Bill," mandates a national system of instant background checks for all firearms purchases from federally-licensed firearms retail dealers. Legislation has been proposed to further extend this system to sales made by non-retail sellers at gun shows.

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

         State and local laws and regulations vary significantly in the level of restrictions they place on gun ownership and transfer. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Although many states have mandatory waiting period laws for handguns in effect, there are currently few restrictive state regulations applicable to handgun ammunition. The Company's current firearm and ammunition products generally are not subject to existing state restrictions on ownership, use or sale of certain categories of firearms and ammunition, and generally would not be subject to any known proposed state legislation relating to regulation of "assault weapons."

         The Company believes that existing federal and state regulation regarding firearms and ammunition has not had a material adverse effect on its sales of these products to date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, there can be no assurance that federal, state, local or foreign regulation of firearms and/or ammunition will not become more restrictive in the future and that any such development would not have a material adverse effect on the business of the Company.

EMPLOYEES

         As of February 29, 2000, the Company employed approximately 2,234 full-time employees of whom nearly 2,004 were engaged in manufacturing, approximately 185 in sales and general administration and approximately 45 in research and development. An additional work force of temporary employees is engaged during peak production schedules.

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

         On June 7, 1999, the Company was informed that it was a potentially responsible party in a case involving the RSR Corporation (RSR) Superfund site in Dallas, Texas. The Company shipped lead waste to this facility in the 1980's. DuPont has accepted responsibilities for this liability under the terms of the 1993 Environmental Services Agreement with the Company. See "--The Acquisition."

         On January 6, 2000 the Company received a request for information related to shipments of used drums to Container Recycling Inc., a Superfund site in Kansas City, Kansas. Shipments were made in 1994 and it is possible that the Company may be identified as a potentially responsible party as the investigation continues. Based upon the limited number of containers shipped to this site, the Company believes that if it were found to be a potentially responsible party, the Company's costs to settle would not be significant.

         Based on information known to the Company, the Company does not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on the results of operations or financial condition of the Company. However, it is not possible to predict with certainty the impact on the Company of future environmental compliance requirements or of the cost of resolution of any future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that environmental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on the Company.

CERTAIN INDEMNITIES

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

ITEM 2.  PROPERTIES

         The Company's manufacturing operations are currently conducted at five owned facilities. The following table sets forth certain information regarding each of these facilities:

                                                                         SQUARE FEET
         PLANT                          PRODUCT                         (IN THOUSANDS)
         -----                          -------                         --------------
Ilion, New York          Shotguns; centerfire and rimfire rifles            1,000
Lonoke, Arkansas         Shotshell; rimfire and centerfire ammunition         750
Mayfield, Kentucky       Rimfire rifles                                        44
Findlay, Ohio            Clay targets                                          40
Ada, Oklahoma            Clay targets                                          21

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

         Since December 1, 1993, the Company has maintained insurance coverage for product liability claims subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate for personal injury or property damage relating to occurrences arising after the Closing. The Company believes that its current product liability insurance coverage for personal injury and property damage is adequate for its needs. The Company's current product liability insurance policy provides for a self-insured retention of $0.5 million per occurrence, with an aggregate annual limit of $7.0 million for liability indemnity and defense and other expenses combined, and aggregate annual sublimits of $4.5 million for indemnity and $4.5 million for expenses. The current policy has a batch clause endorsement, which in general provides that if a batch of the Company's products were to be defective, the Company's liability for expenses and damages related to the entire batch would be capped at the amount of self-insured retention for a single occurrence. The current policy excludes from coverage any pollution-related liability. The current policy period runs from December 1, 1998 through November 30, 2000.

         As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of December 31, 1999, 23 individual bodily injury cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, some of these cases seek punitive as well as compensatory damages. Of these pending individual cases, approximately three involve either discontinued products or pre-Closing occurrences, for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 20 of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement; the Sellers have some responsibility for the costs of three of these cases involving certain shotguns, as described below. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

         As a manufacturer of shotguns and rifles, Remington has been named in only one of the approximately 30 recent actions brought by certain municipalities, primarily against manufacturers and sellers of handguns. In City of Boston et al. v. Smith & Wesson et al., filed in Superior Court, Suffolk County, Massachusetts on June 2, 1999, the City of Boston and the Boston Public Health Commission claim (among other allegations) that industry distribution practices of the defendants (including handgun and long gun manufacturers) allegedly permit firearms to enter a secondary market, from which guns may be obtained by unauthorized users, and that defendants have failed to include adequate safety devices in their firearms to prevent unauthorized use. Plaintiffs seek injunctive relief and monetary damages (consisting of the cost of providing certain city services and lost tax and other revenues.) The parties recently stipulated to a schedule for defendants' consolidated motion to dismiss, pursuant to which briefing will be completed by the end of March 2000.

         Remington is not named in Chicago v. Beretta U.S.A. Corp., another such case. However, a motion to intervene was filed in November 1998 seeking to name as additional defendants unidentified "ammunition manufacturers." A second motion for the same purpose was filed by a different entity in February 2000. To date, neither motion has been heard or ruled upon.

         Remington has been named in NAACP et al v. A.A. Arms, Inc., et al a lawsuit filed in federal court in the Eastern District of New York by the National Association for the Advancement of Colored People on July 16, 1999, against more than a hundred defendants involved in the manufacture of firearms. The complaint, as amended in October 1999 to add the

National Spinal Cord Injury Association as a plaintiff, purports to seek injunctive relief rather than monetary damages and contains allegations about defendants' manufacturing and distribution practices similar to those in the Boston complaint described above. Plaintiffs purport to limit their claims to the manufacture and sale of handguns. Remington has not made or sold handguns, as that term is conventionally understood, for 60 years.

         In recognition of and support of certain legal and legislative initiatives, the firearms industry has established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. During 2000, the Company will contribute a percentage of its domestic net revenue from sales of its hunting and shooting sports-related products to this organization.

          The number of cases listed above do not include Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. Du Pont de Nemours and Company et al. ("Luna"), which was filed in 1989 in Texas district court in Jim Wells County. The plaintiffs sought certification of a class consisting of all Texas owners, allegedly 400,000 in number, of Model 700 bolt-action rifles. In June 1996, the district court certified for class treatment the limited issues of whether the Model 700 fire control system is "defective" and, if so, the "cost of repair." This ruling was reversed on appeal. Remington was not named as a defendant until July 1996, and was not a party to the appeal, although the appellate courts' decisions should govern class action claims against Remington as well. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against claims for economic loss involving Model 700 rifles shipped prior to the end of May 1997. Claims involving Model 700 rifles shipped thereafter would be the Company's responsibility and, to the extent that they do not involve personal injury or property damage, would not be covered by the Company's product liability insurance.

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

         Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to the amount of the Cap, with the Sellers retaining liability in excess of the Cap and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, its accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as described above, as well as the type of firearms products made by the Company), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, especially as to firearms, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for either Holding's or Remington's common stock. Prior to 1997, the only holder of Holding's Common Stock was The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"). On August 25, 1997 Holding filed a registration statement on Form S-8 with the Securities and Exchange Commission to register 12,500 shares of Class A Common Stock ("Common Stock"), par value $.01 per share, of Holding for issuance in accordance with the RACI Holding, Inc. Director Stock Purchase Plan (the "1997 Directors' Plan"). As of December 31, 1999, a total of 11,250 shares of Class A Common Stock had been issued to five directors under the 1997 Directors' Plan, 1,800 shares of Class A Common Stock were issued to five directors under the 1994 Directors' Plan, and 5,082 shares were issued to key management under the 1999 Stock Incentive Plan. See "Security Ownership of Certain Beneficial Owners and Management." The only holder of Remington's common stock is Holding. No dividends have been paid by Holding on its shares of Common Stock. As Holding has no separate operations, its ability to pay dividends is dependent upon the extent to which it receives dividends or other funds from Remington. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the respective company, subject to the restrictions set forth in the Credit Agreement and the indenture for its subordinated notes ("Indenture"), which currently restrict the payment of cash dividends to shareholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Events," "--Liquidity and Capital Resources," "--Credit Agreement" and "--Notes" and Note 14 to the Company's consolidated financial statements for the year ended December 31, 1999 appearing elsewhere in this report.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial information derived from the Company's consolidated financial statements as audited by its independent accountants, PricewaterhouseCoopers LLP, for each of the years in the five-year period ended December 31, 1999. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and related notes and other financial information included elsewhere in this report.

                                                                        YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                  1999           1998          1997           1996           1995
                                                  ----           ----          ----           ----           ----
STATEMENT OF OPERATIONS DATA:                               (Dollars in Millions, Except Per Share Data)

Sales (a) ................................      $ 399.4        $ 380.7        $ 381.2        $ 390.4        $ 427.0
Gross Profit (b) .........................        128.3          121.7          111.3          108.7          134.3
Operating Expenses (b) ...................         76.5           74.5           78.7           94.8           92.8
Restructuring and Nonrecurring Items .....           --           (0.3)            --            9.6             --
Operating Profit .........................         51.8           47.5           32.6            4.3           41.5
Interest Expense .........................         14.1           19.2           23.6           25.1           21.5
Profit (Loss) before Income Taxes ........         37.7           28.3            9.0          (20.8)          20.0
Net Income (Loss) ........................         23.0           17.2            5.5          (13.8)          11.5
Basic Income (Loss) Per Common Share .....        29.68          22.63           7.33         (18.40)         15.33
Diluted Income (Loss) Per Common Share ...        28.89          22.26           7.33         (18.40)         15.33
Ratio of Earnings to Fixed Charges (c) ...         3.7x           2.5x           1.4x           0.2x           1.9x

OPERATING AND OTHER DATA:
EBITDA (d) ...............................      $  74.0        $  64.2        $  52.2        $  29.4        $  56.0
EBITDA Margin (d) (e) ....................         18.5%          16.9%          13.7%           7.5%          13.1%
Depreciation and Amortization (f) ........      $  16.0        $  15.9        $  15.1        $  13.9        $  11.7
Other Non-cash Charges (g) ...............          6.2            1.1            3.7             --             --
Nonrecurring and Restructuring Items (h) .           --           (0.3)           0.8           11.2            2.8
Ratio of EBITDA to Interest Expense (d)(f)         6.1x           3.7x           2.4x           1.3x           2.8x
Consolidated Fixed Charge Coverage
   Ratio (i) .............................         5.2x           3.4x           2.2x           0.7x           2.4x
Capital Expenditures .....................      $  13.0        $   8.5        $   5.8        $  22.5        $  18.9
Cash flows provided by (used in):
   Operating Activities ..................         64.7           61.0           55.9           (2.7)         (12.5)
   Investing Activities ..................        (13.0)          (8.5)          (5.8)         (22.5)         (17.5)
   Financing Activities ..................        (30.3)         (48.2)         (59.1)          33.4          (10.5)

BALANCE SHEET DATA (END OF PERIOD):
Working Capital ..........................      $  91.1        $  92.7        $ 108.2        $ 136.1        $ 125.0
Total Assets .............................        358.8          354.5          380.7          435.0          404.4
Total Debt (j) ...........................        118.5          146.9          195.0          253.1          213.2
Shareholders' Equity .....................        127.2          103.5           86.3           79.8           93.6

(a) Sales are presented net of federal excise taxes. Excise taxes were $33.8 million, $31.5 million, $31.0 million, $31.7 million and $36.0 million for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

(b) Property and payroll taxes of $6.6 million and $7.4 million for the years ended December 31, 1996 and 1995, respectively, have been reclassified from operating expenses to cost of goods sold to conform with the current presentation format.

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

(d) EBITDA as presented is calculated in accordance with the definition of that term contained in the Company's Credit Agreement, and may not be comparable to similarly titled measures reported by other companies. Generally, the Credit Agreement defines EBITDA to consist of net income (loss) adjusted to exclude cash interest expense, income tax expense, depreciation, amortization, non-cash expenses and charges, gain or loss on sale or write-off of assets, and extraordinary, unusual or nonrecurring gains, losses, charges or credits, and defines interest expense as cash interest. EBITDA, and the Ratio of EBITDA to Interest Expense, are presented to facilitate a more complete analysis of the Company's financial performance, by adding back non-cash and nonrecurring items to operating income, as an indicator of the Company's ability to generate cash to service debt and other fixed obligations. Investors should not rely on EBITDA as an alternative to operating income or cash flows, as determined in accordance with generally accepted accounting principles, as an indicator of the Company's operating performance, liquidity or ability to meet cash needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Company's operating income and cash flows.

(e)  Represents EBITDA as a percentage of sales.

(f) Excludes amortization of deferred financing costs of $1.9 million, 2.0 million, $1.7 million, $1.6 million and $1.5 million in 1999, 1998, 1997, 1996 and 1995, respectively, which is included in interest expense.

(g) Non-cash charges consist of the following: (1) for 1999, a $3.8 million stock based compensation expense, $1.6 million pension accrual, $0.2 million SERP accrual and $0.6 million loss on disposal of assets; (2) for 1998, a pension accrual of $0.4 million and a $0.7 million loss on disposal of assets and (3) for 1997, a pension accrual of $3.2 million and a $0.5 million loss on disposal of assets.

(h) Nonrecurring and restructuring expenses excluded in calculating EBITDA consist of the following: (1) for 1998, nonrecurring legal charge of $0.4 and restructuring accrual adjustments of $(0.7); (2) for 1997, $0.8 million of unusual and nonrecurring charges; (3) for 1996, $4.9 million in restructuring charges, a $4.7 million nonrecurring charge related to resolving a dispute with the Sellers, and $1.6 million for corporate relocation and employee training; and (4) for 1995, $2.8 million in nonrecurring charges for computer system implementation and $1.0 million for corporate relocation, net of a $1.0 million nonrecurring research and development-related benefit.

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

         The Company's business is classified as one aggregated operating segment, and its revenues are derived primarily from sales of hunting/shooting sports and related products. This reportable segment accounted for approximately 88% of the Company's sales in 1999 and 86% in both 1998 and 1997. Other Company product lines include firearm-related accessories, clay targets and fishline and related products.

Business Trends and Initiatives

          The Company believes that several of its key customers instituted tighter inventory control practices to reduce inventory levels during 1997. This shift in customer buying patterns resulted in a modest softness in demand for the Company's products during 1997. Although tighter inventory control practices have caused, and are likely to continue to cause, the Company to experience increased liquidity and working capital requirements to meet customers' shorter lead time order requirements, management believes that demand has stabilized as customers' inventories have reached their targeted levels.

         The Company began its 1997 sales plan year on December 1, 1996 rather than on January 1, 1997. This change in the sales plan year extended the qualifying period for the early order or "dating" plan by one month to include December orders which, the Company believes, had the effect of reducing orders for firearms products in the first quarter of 1997. Since then the sales plan year has begun on December 1 and ended on November 30.

         Although the Company believes that consumer concerns about regulation has not had a significant market influence for its firearms and ammunition products from 1997 through 1999, there can be no assurance that the regulation of firearms and ammunition will not become more restrictive in the future and that any such development would not adversely affect these markets. See "Business--Regulation" and "Legal Proceedings."

         In light of market constraints on sales growth opportunities and the Company's increased liquidity and working capital needs, the Company continues to focus on increasing profitability by increasing brand name awareness, introducing new products and containing costs. Since 1996, the Company has undertaken a number of cost containment initiatives, strengthened the management team and invested capital to continue improvement in operating efficiencies at the manufacturing facilities. The Company's management team continues to focus on controlling costs and will continue to review all aspects of the Company's operations with a view towards managing costs in response to competitive pressures.

RESULTS OF OPERATIONS

          The following table shows, for the periods indicated, the percentage relationships to sales of certain selected financial data. Management's discussion and analysis of the Company's results of operations compares 1999 to 1998 results, and 1998 to 1997 results.

                                Year Ended       Year Ended        Year Ended
                               December 31,     December 31,      December 31,
                                   1999             1998              1997
                                   ----             ----              ----
Sales                               100%             100%             100%
Cost of Goods Sold                   68               68               71
Gross Profit                         32               32               29
Operating Expenses                   19               20               20
Operating Profit                     13               12                9
Net Income                            6                5                1


Year Ended December 31, 1999 as Compared to Year Ended December 31, 1998


         Sales. Consolidated Sales for the year ended December 31, 1999 increased $18.7 million or 5% from the year ended December 31, 1998. Although there is an increase in sales from year to year, the Company cannot be assured that this trend will continue due to the relatively mature and highly competitive market in which the Company operates. The following table compares sales by segment for each of the years in the two-year period ended December 31, 1999:

                                       Year Ended December 31,
                             ----------------------------------------
                                        Percent               Percent
                              1999     of Total     1998     of Total
                             ------    --------    ------    --------
Sales
  Hunting/Shooting Sports    $350.3       88%      $328.8       86%
  All Other                    49.1       12%        51.9       14%
                             ------                ------
    Consolidated Sales       $399.4      100%      $380.7      100%
                             ------                ------

         Hunting/Shooting Sports sales increased $21.5 million or 7% in 1999 as compared to 1998. Firearms sales of $178.0 million for the year ended December 31, 1999 increased $7.3 million from the year ended December 31, 1998. The increase primarily resulted from favorable overall pricing and increased volumes of the pump action shotguns. Ammunition sales of $172.3 million for the year ended December 31, 1999 increased $14.2 million from 1998. The increase in ammunition sales was primarily due to higher volumes across all ammunition categories partially offset by unfavorable pricing.

         Sales of all other products declined year over year by $2.8 million or 5%. The decline in the fishing, accessory and target product sales was partially offset by an increase in sales of the powder metal products. During 1999, sales in fishing and accessory products decreased $3.3 million, or 9%, from 1998 as a result of lower volumes in the fishline, knives and gun safe product categories offset by higher volumes and favorable pricing of gun parts.

         Cost of Goods Sold. Cost of goods sold for 1999 increased to $271.1 million, an increase of $12.1 million or 5% from the 1998 level of $259.0 million. The increase resulted primarily from the higher volumes in both firearms and ammunition product lines offset by favorable commodity pricing and cost containment at the manufacturing level. As a percentage of sales, cost of goods sold was equal to 1998 at 68%.

         Gross Profit. Gross profit was $128.3 million in 1999, an increase of $6.6 million, or 5%, from a gross profit of $121.7 million in 1998. The increase in gross profit was primarily due to the overall favorable pricing in firearms and the increase in volumes in both the firearms and ammunition product lines offset by unfavorable pricing in ammunition as discussed above and unfavorable mix in both firearms and ammunition.

         Operating Expenses. Operating expenses consist of selling, general and administrative expenses, research and development expense and other expense. Operating expenses for 1999 were $76.5 million, an increase of $2.0 million, or 3%, from $74.5 million for 1998.

         Selling, general and administrative expenses for 1999 were $64.9 million, an increase of $0.3 million, or less than 1% from $64.6 million for 1998. The increase between the two periods was primarily attributable to higher variable selling expenses, sales commissions and distribution costs relating to the increase in sales volumes offset by lower legal and marketing communications expenses. There was no bad debt expense, net of recoveries, in 1999 or 1998. Selling, general and administrative expenses decreased to 16% of sales in 1999 from 17% of sales in 1998 as a result of maintaining a level of spending comparable to the prior year.

         Research and development expenses were $6.7 million for 1999, a $0.6 million, or 8.2%, decrease from $7.3 million in 1998.

         Other period expense of $4.9 million for 1999 increased $2.3 million or 88% from the $2.6 million balance in 1998. The increase resulted primarily from a non-cash expense of $3.1 million for deferred stock compensation (discussed in Note 12 to the Company's consolidated financial statements for the year ended December 31, 1999 appearing elsewhere in this report) offset by higher arms service income.

         Restructuring and Nonrecurring Items. During 1998 the Company recorded a nonrecurring legal charge of $0.4 million related to a proposed transaction that was not consummated, and reduced the accrued restructuring charge by $0.7 million reflecting lower than expected severance expenses of $0.1 million, lease costs of $0.3 million and other expenses of $0.3 million. There were no restructuring or nonrecurring expenses in 1999.

         Operating Profit. Operating profit increased to $51.8 million in 1999, an increase of $4.3 million from 1998's operating profit of $47.5 million. Operating profit increased primarily as a result of the increase in gross profit offset by the increase in operating expenses, as discussed above.

         Interest Expense. Interest expense for the year ended December 31, 1999 was $14.1 million, a decrease of $5.1 million, or 27%, from the 1998 level of $19.2 million. The decrease in interest expense between periods was principally due to a reduction in average outstanding debt on the Company's revolving credit facility (the "Revolving Credit Facility") and lower term debt levels resulting from scheduled debt repayments and, to a lesser extent, the reduction in the interest rates on the term debt.

Year Ended December 31, 1998 as Compared to Year Ended December 31, 1997

         Sales. Sales for the year ended December 31, 1998 of $380.7 million, were flat compared to 1997 sales of $381.2 million. The following table compares sales by segment for each of the years in the two-year period ended December 31, 1998:

                                       Year Ended December 31,
                             ----------------------------------------
                                        Percent               Percent
                              1998     of Total     1997     of Total
                             ------    --------    ------    --------
Sales
  Hunting/Shooting Sports    $328.8       86%      $328.8       86%
  All Other                    51.9       14%        52.4       14%
                             ------                ------
    Consolidated Sales       $380.7      100%      $381.2      100%
                             ------                ------

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

TAXES

         The Company's balance sheet as of December 31, 1999 includes net deferred tax assets in the amount of $13.4 million. See Note 16 to the Company's consolidated financial statements for the year ended December 31, 1999 appearing elsewhere in this report. The Company has generated sufficient taxable income in 1999 and 1998 to fully utilize all deferred tax assets. Accordingly, management has not established a valuation allowance against the net deferred tax assets.

         The Company's effective tax rates for 1999, 1998 and 1997 were 39.0%, 39.2% and 39.0%, respectively. These rates were higher than the Federal statutory rate principally due to the impact of state income taxes and certain non-deductible expenses.

PURCHASING PATTERNS; SEASONALITY

         The Company's firearms products that are generally used during the fall hunting season may be purchased under an early order or "dating" plan. Under the dating plan, the Company allows a distributor to purchase these products commencing in December (the start of the Company's dating plan year) and to pay for them on extended terms. Discounts are offered for early payment under this plan. Discounts amounting to $5.0 million, $4.1 million and $4.2 million were given in 1999, 1998 and 1997, respectively. The Company believes that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first quarter. The Company believes that the dating plan helps facilitate a more efficient manufacturing schedule. Use of the dating plan, however, also results in significant deferral of collection of accounts receivable until the latter part of the year.

         The Company is selling the majority of its ammunition products on terms of 90 days or less and offering discounts for earlier payments. Effective with the 1998 sales year, an early order program was instituted which allows customers an additional 30 days to pay for ammunition purchased prior to April 1st of each year.

         As a result of the seasonal nature of the Company's sales, combined with the Company's dating plan billing practices, the Company's working capital financing needs generally have significantly exceeded cash provided by operations during the middle of a year, until its extended accounts receivable were collected in the third and fourth quarters. As a result, the Company's working capital financing needs tend to be greatest during the spring and summer months, decreasing during the fall and reaching their lowest point during the winter. See "Business -- Seasonality."

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Net cash provided by operating activities was $64.7 million and $61.0 million for the years ended December 31, 1999 and 1998, respectively. The increase in cash provided by operating activities is primarily a result of improved earnings, non-cash items mainly related to the stock based compensation expense together with a decrease in working capital. Accounts receivable decreased $6.4 million to $56.6 million and accounts payable increased $1.9 million primarily as a result of the Company's ongoing working capital management program to help maximize cash from operations. Net cash used in investing activities in 1999 and 1998 was $13.0 million and $8.5 million, respectively, consisting of capital expenditures for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities. Net cash used in financing activities in 1999 and 1998 was $30.3 million and $48.2 million, respectively. The decrease in the cash used in financing activities primarily results from the net repayment of $19.9 million on the Revolving Credit Facility during 1998. Cash flow from operating activities for the years ended December 31, 1999 and 1998 was sufficient to fund the Company's capital expenditure program and scheduled principal payments on outstanding indebtedness.

         Net cash provided by operating activities was $61.0 million and $55.9 million for the years ended December 31, 1998 and 1997, respectively. The increase in cash provided by operating activities is primarily a result of improved earnings and improved management of working capital. Inventories decreased $18.3 million to $71.7 million and accounts payable increased $5.5 to $28.2 million, primarily as a result of the Company's ongoing working capital management program to help maximize cash from operations. Net cash used in investing activities in 1998 and 1997 was $8.5 million and $5.8 million, respectively, consisting of capital expenditures for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities. Net cash used in financing activities in 1998 and 1997 was $48.2 million and $59.1 million, respectively. The decrease in cash used in financing activities primarily resulted from a decrease in the net repayment on the Revolving Credit Facility in 1998 of $19.9, offset by the repurchase of $6.7 million of the New Notes (see "--Notes"). Cash flow from operating activities for the years ended December 31, 1998, and 1997 was sufficient to fund the Company's capital expenditure program, scheduled principal payments on outstanding indebtedness and significant reductions in amounts outstanding under the Revolving Credit Facility.

Working Capital

         Working capital decreased to $91.1 million at December 31, 1999 from $92.7 million at December 31, 1998 primarily as a result of a decrease in accounts receivable and an increase in accounts payable, related to the Company's ongoing working capital management program to help maximize cash from operations offset by an increase of $21.4 million in cash and cash equivalents on hand at year end. This program includes maintaining inventory levels in line with sales projections and increased focus on management of accounts payable and accounts receivable. As of December 31, 1999, accounts receivable was $56.6 million, a $6.4 million reduction from the December 31, 1998 ending balance.

Capital Expenditures

         Capital expenditures were $13.0 million, $8.5 million and $5.8 million in 1999, 1998 and 1997, respectively. The capital expenditures in 1999 were principally for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities, including computer system upgrades. The Company anticipates that capital expenditures in 2000 will be approximately $22.5 million, principally for equipment that will improve production efficiencies and operations. The Company expects to fund capital expenditures primarily from operational cash flow.

Liquidity

         The Company incurred substantial indebtedness in connection with the Acquisition. As of December 31, 1999, the Company had outstanding approximately $118.5 million of indebtedness, consisting of approximately $86.7 million ($86.9 million face amount) in the New Notes, $27.3 million in term loan borrowings, $4.2 million in capital lease obligations and $0.3 million of other long-term debt. There were no revolving credit borrowings under the Credit Agreement outstanding at December 31, 1999. As of December 31, 1999 the Company also had aggregate letters of credit outstanding of $4.2 million.

         At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Credit Agreement. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. See "--Cash Flows." The Company intends to replace the current Revolving Credit Facility and refinance any outstanding amounts thereunder. The Company is currently in the process of negotiating a replacement working capital facility with its existing lenders and expects to have such facility in place in the second quarter of 2000. The Company also expects to pay a substantial dividend in an amount yet to be determined in the second quarter of 2000. The Company expects to use the proceeds of the borrowings under the replacement working capital facility to fund such dividend except to the extent that the funds are otherwise available. Although the Company expects to have the replacement working capital facility in place in the second quarter of 2000, no assurance can be given that the Company will be able to obtain such a replacement working capital facility or refinance such amounts on terms acceptable to the Company.

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

         The Company employs various strategies, including call options, zero cost collars and futures to hedge the price risk related to firm commitments and anticipated purchases of lead and copper to be used in the manufacturing process. The Company buys call options for an up front fee for the right to purchase a specified amount of metal at a pre-determined price and date. On occasion, zero cost collars are created by selling put options for quantities and timing identical to the call options, which in effect pay for the call options. These put options give a third party the right to sell to the Company a specified amount of metal at a price which is below the call option price on a pre-determined date. This zero cost collar results in no up front fee and insures that the Company can purchase a specified amount of metal within a specified price range on a pre-determined date. Futures are a commitment to purchase a given amount of metal at an agreed upon price on a future date with a settlement between the contract price and the market price at the expiration of the contract. Hedging gains and losses are offset against purchase price variances on physical purchases of the commodities.

         There were no call options or premiums paid for commodity contracts outstanding at December 31, 1999. The amount of premiums paid for commodity contracts outstanding at December 31, 1998 and 1997 were, $0.7 million and $0.6 million, respectively. At December 31, 1999, 1998 and 1997, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $1.3 million, $0.1 million and $0.2 million, respectively. As of December 31, 1999, 1998 and 1997 hedging losses related to closed commodity futures contracts of $0.2 million were included in inventory. See Note 18 to the Company's consolidated financial statements for the year ended December 31, 1999 appearing elsewhere in this report.

         The estimated value of the Company's debt at December 31, 1999 was $116.3 million compared to a carrying value of $118.5 million. The estimated value of the Company's debt at December 31, 1998 was $147.0 million compared to a carrying value of $146.9 million.

         The Company was not a party to any interest rate cap, hedging or other protection arrangements with respect to its variable rate indebtedness as of December 31, 1999 or December 31, 1998. See Note 18 to the Company's consolidated financial statements for the year ended December 31, 1999 appearing elsewhere in this report.

Credit Agreement

         The Company is currently party to the Credit Agreement with The Chase Manhattan Bank ("Chase"), Union Bank of Switzerland ("UBS") and certain other lenders, which was initially entered into in connection with the Acquisition. The Credit Agreement provides for a term loan facility (the "Term Loans"), originally in an aggregate principal amount of $130.0 million, in addition to the Revolving Credit Facility. Although, both facilities have a final maturity of December 31, 2000 the Company is currently in the process of negotiating a replacement working capital facility with its existing lenders. See "--Liquidity." Up to $40.0 million of Revolving Credit Facility availability may be used for standby and commercial letters of credit. In addition, for at least 30 consecutive days of each 12-month period commencing on December 1, outstanding amounts under the Revolving Credit Facility are limited to $60.0 million or less.

         The obligations under the Credit Agreement are guaranteed by Holding and are secured by a pledge of the Company's capital stock and by pledges of and security interests in substantially all the Company's property and assets. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. Since September 1995, the Company has obtained five amendments to its Credit Agreement, which, among other things, modified (i) the minimum earnings, minimum interest coverage ratio and net worth covenants to decrease the required levels, (ii) the maximum debt to earnings ratio covenant to increase the permissible debt levels, (iii) the capital expenditure covenant, initially to increase but ultimately to reduce the permissible levels of capital expenditures and (iv) the limitation on optional payments to permit the repurchase of up to $25.0 million of the New Notes under certain conditions. As of December 31, 1999, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement.

         In accordance with the Credit Agreement, the Company made scheduled principal payments on the Term Loans thereunder of $22.7 million in 1999, $18.2 million in 1998 and $18.2 million in 1997. The Credit Agreement requires the Company to make further quarterly principal payments on the Term Loans thereunder (after pro rata reduction for certain prepayments and subject to further pro rata or other reduction, if any, in the future) in an aggregate amount of approximately $27.3 million in 2000. The Credit Agreement also requires the Company to make mandatory prepayments on the Term Loans thereunder annually, in an amount equal to 50% of the Company's Excess Cash Flow (as defined therein) for the preceding fiscal year. Any such prepayment will result in a pro rata reduction in all subsequently scheduled principal payments on such Term Loans, except that any such payment made within the twelve months prior to the date on which an installment or other payment of principal is scheduled to be paid on the Term Loans may, at the option of the Company, be applied first to such installment or other payment. The Company did not have Excess Cash Flow for the years ended December 31, 1998 or 1997 and accordingly no such prepayment has been required in 1999 or 1998. The Company had excess cash flow of $4.3 million for the year ended December 31, 1999 and accordingly a prepayment of $2.2 million is required to be made on or by March 31, 2000.

         Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus up to 1.25% per annum, or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus up to 2.50% per annum. The interest rate on the Company's Credit Agreement borrowings can be reduced by 0.25% to 1.0% per annum from the levels originally in effect if the Company meets certain financial ratios, based on EBITDA and consolidated interest expense, for the four quarters most recently ended. Once reduced, such interest rate can also be increased up to the original levels if the Company no longer meets the financial ratios making it eligible for the interest rate reduction. During 1998, the interest rate was reduced by 0.75% per annum as a result of the Company's improved financial performance. The weighted average interest rate for borrowings under the Term Loan was 6.9% per annum in 1999 and 8.0% per annum in 1998. The weighted average interest rate for borrowings under the Revolving Credit Facility was 7.1% in 1999 and 8.3% in 1998.

         As noted above, the Credit Agreement was amended as of September 23, 1998 to permit the Company to expend up to $25.0 million toward the repurchase of the New Notes. See "--Notes" and Note 10 to the Company's consolidated financial statements for the year ended December 31, 1999 appearing elsewhere in this report.

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

         During 1999, the Company repurchased approximately $6.3 million of the New Notes at an average price of 99.4% of the face value on the open market with cash from operations. During December 1998, the Company repurchased approximately $6.8 million of the New Notes at an average price of 98.7% of the face value on the open market with cash from operations. These repurchases had no material impact on the Company's results of operations. From time to time, the Company may continue to repurchase additional amounts of the New Notes on the open market, subject to the $25.0 million aggregate repurchase limit set forth in the amended Credit Agreement.

PRODUCT LIABILITY

         For information concerning product liability cases and claims involving the Company, see "Legal Proceedings." Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to the amount of the Cap, which has been exhausted, with the Sellers retaining liability in excess of the Cap and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Closing are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. While it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Closing, the Company's accruals for the uninsured costs of such cases and claims and the Seller's agreement to be responsible for certain post-Closing shotgun-related product liability costs, as well as the type of firearms products made by the Company), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. However, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, especially as to firearms, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability cases and claims in the future.

         Since December 1, 1993 the Company has maintained insurance coverage for product liability claims for personal injury or property damage relating to occurrences after the Closing, subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate. The current insurance policy extends through November 30, 2000. Based on actual defense and disposition costs incurred by the Company and Sporting Goods with respect to product liability cases and claims in recent years, management estimates that the Company's liability for product liability cases and claims relating to occurrences during 1999 will be in the range of $3.6 million to $8.5 million, and that the liability for product liability cases and claims relating to occurrences during 1998 and 1997 will be in the range of $2.0 million to $7.0 million, and $3.1 million to $7.0 million, respectively, per year. Management estimates that the amount of the self-insured retention accrued each year will be paid out over the following three to five years. The Company charged $1.8 million, $2.0 million and $4.3 million of payments for product and environmental liabilities (including pre-Acquisition occurrences which were subject to the Cap) in the years ended December 31, 1999, 1998 and 1997, respectively, against the amounts previously accrued.

YEAR 2000 COMPLIANCE

         The Company has completed all phases of its year 2000 compliance project. As of the filing date the Company has experienced no significant disruptions to its business resulting from failures of the Company's internal computer system or its critical suppliers' and business partners' processes or systems as a result of the year 2000 issue. Although the Company believes that it has successfully avoided any significant disruption, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions, most particularly any month-end, quarter-end and year-end processing that has yet to be executed in a production environment. The costs associated with the year 2000 computer problem as of December 31, 1999 have not been material to the Company.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133", that revises SFAS No. 133 to become effective in the first quarter of fiscal 2001. The Company is evaluating the provisions of SFAS No. 133, but does not anticipate its adoption to have a material impact on financial position or results of operation.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         The statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statement in "Business--Hunting/Shooting Sports" that the Company believes the markets for hunting-related products such as shotguns, rifles and ammunition will generally remain relatively flat at least in the near future; (ii) the statement in "Business--Hunting/Shooting Sports" that the Company believes that the number of private hunting facilities is increasing, as is the availability of alternatives to traditional hunting activities, and that these trends may offset increasing restriction on access and land use; (iii) the statement in "Business--Hunting/Shooting Sports" that the Company believes that safety issues may affect sales of firearms, ammunition and other shooting-related products;
(iv) the statement in "Business--Hunting/Shooting sports" that the Company believes that the current trend, or the consumer perception thereof, toward firearms regulatory proposals and municipal handgun litigation could adversely affect the firearms and ammunition market; (v) the statement in "Business--Hunting/Shooting Sports" that the Company believes that any costs resulting from the warranty program effective January 1, 1999 will not have a material impact on its financial condition or results of operations; (vi) the statement in "Business--Hunting/Shooting Sports" that the Company believes it has a good relationship with its single-source vendors and does not currently anticipate material shortages or disruptions in supply from these vendors; (vii) the statement in "Business--Hunting /Shooting Sports" that the Company believes it has a good relationship with its stamped parts supplier and does not currently anticipate any material shortages or disruption in supply of these stamped parts; (viii) the statement in "Business--Environmental Matters" concerning the Company's belief that current environmental regulations or the outcome of any governmental proceedings and orders pertaining to environmental compliance will not have a material adverse effect on its business; (ix) the statement in "Business--Environmental Matters" that the Company believes its costs to settle would not be significant if it were found to be a potentially responsible party in connection with the Superfund site in Kansas; (x) other statements as to management's or the Company's expectations and beliefs presented in "Business;" (xi) the statements in "--Results of Operations--Business Trends and Initiatives" concerning (a) the Company's belief that the tighter inventory control practices will continue and are likely to cause the Company to experience increased liquidity and working capital requirements and (b) management's belief that demand has stabilized as customers' inventories have reached their targeted levels; (xii) the statements in "--Liquidity and Capital Resources--Liquidity" that the Company expects (a) to have a replacement working capital facility in place in the second quarter of 2000, (b) to pay a dividend in the second quarter of 2000 and (c) to use the proceeds of the borrowings under the replacement working capital facility to fund such dividend except to the extent funds are otherwise available; (xiii) the statement in "--Liquidity and Capital Resources--Capital Expenditures" that the Company anticipates year 2000 capital expenditures of $22.5 million to improve production efficiencies and operations which it expects to fund primarily from operational cash flow; (xiv) the statements in "--Liquidity and Capital Resources--Liquidity" concerning (a) the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility and (b) the Company's expectation that it will replace the Revolving Credit Facility and refinance any outstanding amounts thereunder; (xv) the statement in "--Liquidity and Capital Resources--Notes" that, from time to time, the Company may continue to repurchase additional amounts of the New Notes on the open market, subject to the $25.0 aggregate repurchase limit in the amended Credit Agreement; (xvi) the statements in "--Product Liability" concerning (a) the Company's belief that product liability cases and claims involving occurrences arising prior to the Closing are not likely to have a material adverse effect upon the financial condition or results or operations of the Company, (b) the Company's belief that the outcome of all pending product liability cases and claims will not have a material adverse effect upon the financial condition or result of operations of the Company and (c) management's estimates concerning the Company's liability for product liability cases and claims relating to occurrences arising during 1999, 1998 and 1997 and the time period during which the amount of the Company's self insured retention will be paid out; (xvii) the statements in "--Year 2000 Compliance" concerning the Company's belief that it has avoided significant disruption; (xviii) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations;" (xix) the statements in "Legal Proceedings" concerning (a) the Company's belief that its current product liability insurance coverage for personal injury and property damage is adequate for its needs, (b) the Company's belief that appellate courts' decision in Luna should govern class action claims against Remington and the Sellers, (c) the Company's belief that although it anticipates that it will continue to be involved in product liability cases and claims in the future, the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial conditions or results of operations of the Company and (d) the Company's anticipation that it, as well as other manufacturers of firearm or ammunition products, will continue to be involved in product liability cases and claims in the future and
(xx) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

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

o The Company's ability to make scheduled payments of principal or interest on, or to refinance its obligations with respect to its indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control including the responses of competitors, changes in customer inventory management practices, changes in customer buying patterns, regulatory developments and increased operating costs.

o The degree to which the Company is leveraged could have important consequences to the holders of the New Notes, including the following: (i) the Company's ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for operations; (iii) certain of the Company's borrowings will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates and (iv) the Company may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures.

o The Company's ability to meet its debt service and other obligations will depend in significant part on customers purchasing the Company's products during the fall hunting season. Notwithstanding the Company's cost containment initiatives and continuing management of costs, a decrease in demand during the fall hunting season for the Company's higher priced, higher margin products would require the Company to further reduce costs or increase its reliance on borrowings under the Company's Revolving Credit Facility to fund operations. No assurance can be given that the Company would be able to reduce costs or increase its borrowings sufficiently to adjust to such a reduction in demand.

o Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future. The Company's ability to meet its product liability obligations will depend (among other things) upon the availability of insurance, the adequacy of Company accruals, the Seller's ability to satisfy their obligations to indemnify the Company against certain product liability cases and claims and Seller's agreement to be responsible for certain post-Acquisition shotgun related costs.

o The Company's sales revenues have been adversely affected by changes in inventory management practices at several of its key customers. In addition, changes in customer buying patterns at certain key customers have increased the seasonality of the Company's sales of certain higher priced, higher margin products.

o The Company faces significant competition. The Company's competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than the Company. There can be no assurance that the Company will continue to compete effectively with all of its present competition, and the Company's ability to so compete could be adversely affected by its leveraged condition.

o Sales made to Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately 21% of the Company's total net revenues in 1999. The Company's sales to Wal-Mart are not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from the Company, the Company's financial condition or results of operations could be adversely affected.

o The Company utilizes numerous raw materials, including steel, lead, brass, plastics and wood, as well as manufactured parts, that are purchased from one or a few suppliers. In addition, the Company purchases most of the fishline it requires for its product lines from DuPont under a supply agreement that was renewed in January 1997 with subsequent addendums, and is annually automatically renewed until notice by either party. Any disruption in the Company's relationship with these suppliers could increase the cost of operations.

o The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While the Company does not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on its sales from 1997 through 1999, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on the Company in the future.

o As a manufacturer of firearms, the Company has been named as a defendant in certain lawsuits brought by municipalities or organizations challenging manufacturers' distribution practices and alleging that the defendants have also failed to include a variety of safety devices in their firearms. In the event that additional such lawsuits were filed, or if certain legal theories advanced by plaintiffs were to be generally accepted by the courts, the Company, its financial condition and results of operations could be adversely affected.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company's products. At December 31, 1999, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $1.3 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of December 31, 1999. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financial Instruments" and Note 18 to the Company's consolidated financial statements for the year ended December 31, 1999 appearing elsewhere in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of RACI Holding, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and shareholders' equity and comprehensive income present fairly, in all material respects, the financial position of RACI Holding, Inc. and subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina
March 2, 2000

                       RACI Holding, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)


                                                                December 31,   December 31,
                                                                    1999           1998
                                                                ------------   ------------
ASSETS
Current Assets
Cash and Cash Equivalents                                          $ 26.3        $  4.9
Accounts Receivable Trade - net of allowances
      of $2.5 and $3.3, respectively                                 56.6          63.0
Inventories                                                          70.8          71.7
Supplies                                                             10.6          10.6
Prepaid Expenses and Other Current Assets                             7.8           9.6
Deferred Income Taxes                                                 9.1          15.3
                                                                   ------        ------
  Total Current Assets                                              181.2         175.1

Property, Plant and Equipment - net                                  87.8          86.3
Intangibles and Debt Issuance Costs - net                            84.5          88.7
Deferred Income Taxes                                                 4.3           2.0
Other Noncurrent Assets                                               1.0           2.4
                                                                   ------        ------
  Total Assets                                                     $358.8        $354.5
                                                                   ======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                                   $ 30.1        $ 28.2
Short-Term Debt                                                       1.0           0.9
Current Portion of Long-Term Debt                                    29.2          24.9
Product and Environmental Liabilities                                 2.6           3.1
Income Taxes                                                          0.4            --
Other Accrued Liabilities                                            26.8          25.3
                                                                   ------        ------
  Total Current Liabilities                                          90.1          82.4

Long-Term Debt                                                       89.3         122.0
Retiree Benefits                                                     36.9          35.6
Product and Environmental Liabilities                                 9.9           9.4
Deferred Stock Payable                                                5.4           1.6
                                                                   ------        ------
  Total Liabilities                                                 231.6         251.0
                                                                   ------        ------

Commitments and Contingencies

Shareholders' Equity
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 768,132 and 760,000 issued and outstanding at
   December 31, 1999 and December 31, 1998, respectively               --            --
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                             --            --
Paid in Capital                                                      77.6          76.0
Due from Shareholders                                                (0.5)           --
Accumulated Other Comprehensive Loss                                 (0.4)           --
Retained Earnings                                                    50.5          27.5
                                                                   ------        ------
      Total Shareholders' Equity                                    127.2         103.5
                                                                   ------        ------
Total Liabilities and Shareholders' Equity                         $358.8        $354.5
                                                                   ======        ======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      RACI Holding, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)

                                                    Year Ended December 31,
                                            --------------------------------------
                                             1999            1998            1997
                                            -------        -------         -------

Sales (1)                                   $ 399.4        $ 380.7         $ 381.2

Cost of Goods Sold                            271.1          259.0           269.9
                                            -------        -------         -------

   Gross Profit                               128.3          121.7           111.3

Selling, General and Administrative
  Expenses                                     64.9           64.6            68.9

Research & Development Expenses                 6.7            7.3             7.4

Other Expenses, net                             4.9            2.6             2.4

Restructuring and Nonrecurring Items             --           (0.3)             --
                                            -------        -------         -------

    Operating Profit                           51.8           47.5            32.6

Interest Expense                               14.1           19.2            23.6
                                            -------        -------         -------

    Profit before Income Taxes                 37.7           28.3             9.0

Provision for Income Taxes                     14.7           11.1             3.5
                                            -------        -------         -------

     Net Income                             $  23.0        $  17.2         $   5.5
                                            =======        =======         =======

Per Share Data:

Basic Income Per Share                      $ 29.68        $ 22.63         $  7.33
                                            =======        =======         =======
Diluted Income Per Share                    $ 28.89        $ 22.26         $  7.33
                                            =======        =======         =======



(1) Sales are presented net of Federal Excise Taxes of $33.8, $31.5 and $31.0, respectively.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       RACI Holding, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                              (Dollars in Millions)

                                                                      Year Ended December 31,
                                                              ------------------------------------
                                                               1999           1998           1997
                                                              ------         ------         ------
Operating Activities
Net Income                                                    $ 23.0         $ 17.2         $  5.5
Adjustments to reconcile Net Income to Net Cash
  provided by Operating Activities:
     Restructuring                                                --           (0.7)            --
     Depreciation                                               13.6           13.5           12.7
     Amortization                                                4.2            4.4            4.1
     Loss on disposal of Property, Plant and Equipment           0.6            0.7            0.5
     Provision for Retiree Benefits                              0.9            0.8            2.9
     Provision for Deferred Income Taxes                         3.9            5.1            5.0
     Stock Based Compensation Expense                            4.2            1.6             --
     Changes in Operating Assets and Liabilities:
          Accounts Receivable Trade - Net                        6.4           (6.7)          14.8
          Inventories                                            0.9           18.3           11.9
          Supplies                                                --            2.1            1.2
          Prepaid Expenses and Other Current Assets              1.8           (0.3)           1.4
          Other Noncurrent Assets                                1.4            1.9            1.3
          Accounts Payable                                       1.9            5.5          (10.2)
          Customer Prepayments                                    --             --           (0.2)
          Product and Environmental Liabilities                   --            0.1           (1.4)
          Income Taxes Payable                                   0.4             --             --
          Other Accrued Liabilities                              1.5           (2.5)           6.4
                                                              ------         ------         ------
    Net Cash provided by Operating Activities                   64.7           61.0           55.9
                                                              ------         ------         ------

Investing Activities
Purchase of Property, Plant and Equipment                      (13.0)          (8.5)          (5.8)
                                                              ------         ------         ------
    Net Cash used in Investing Activities                      (13.0)          (8.5)          (5.8)
                                                              ------         ------         ------

Financing Activities
Proceeds from Revolving Credit Facility                        158.6          174.2          163.8
Principal Payments on Revolving Credit Facility               (158.6)        (194.1)        (202.9)
Proceeds from Issuance of Long-Term Debt                          --             --            0.8
Principal Payments on Long-Term Debt                           (24.8)         (21.5)         (20.8)
Repurchase of Senior Subordinated Notes                         (6.3)          (6.7)            --
Proceeds from Short-Term Debt                                    1.8            1.0            1.0
Principal Payments on Short-Term Debt                           (1.7)          (1.1)          (1.2)
Proceeds from Issuance of Common Stock                           0.7             --            1.0
Debt Issuance Costs                                               --             --           (0.8)
                                                              ------         ------         ------
    Net Cash used in Financing Activities                      (30.3)         (48.2)         (59.1)
                                                              ------         ------         ------

Increase (Decrease) in Cash and Cash Equivalents                21.4            4.3           (9.0)
Cash and Cash Equivalents at beginning of period                 4.9            0.6            9.6
                                                              ------         ------         ------
Cash and Cash Equivalents at end of period                    $ 26.3         $  4.9         $  0.6
                                                              ======         ======         ======

Supplemental Cash Flow Information:
     Cash Paid During the Year for:
          Interest                                            $ 13.0         $ 18.0         $ 22.2
          Income Taxes                                        $  9.7         $  6.8         $  1.3
     Noncash Activities:
          Capital Lease Obligations Incurred                  $  2.7         $   --         $  1.0


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       RACI Holding, Inc. and Subsidiaries
     Consolidated Statement of Shareholders' Equity and Comprehensive Income
                              (Dollars in Millions)

                                                                           Accumulated
                                                                              Other                       Total
                                              Paid-in         Due from    Comprehensive   Retained    Shareholders'
                                              Capital       Shareholders       Loss       Earnings        Equity
                                             ---------      ------------  -------------   --------    -------------

Balance, December 31, 1996                      $ 75.0         $   --        $   --        $  4.8        $ 79.8

     Comprehensive Income:
       Net Income                                   --             --            --           5.5           5.5

     Issuance of 10,000 shares
       of Class A Common Stock
       to non-employee directors                   1.0             --            --            --           1.0
                                                ------         ------        ------        ------        ------

Balance, December 31, 1997                        76.0             --            --          10.3          86.3

     Comprehensive Income:
       Net Income                                   --             --            --          17.2          17.2
                                                ------         ------        ------        ------        ------

Balance, December 31, 1998                        76.0             --            --          27.5         103.5
                                                ------         ------        ------        ------        ------

     Comprehensive Income:
       Net Income                                   --             --            --          23.0          23.0
       Other comprehensive loss:
         Minimum Pension Liability Adjustment       --             --          (0.4)           --          (0.4)
                                                ------         ------        ------        ------        ------
     Total Comprehensive Income                     --             --          (0.4)         23.0          22.6
                                                ------         ------        ------        ------        ------

     Issuance of 1,800 shares of Common
       Stock under the 1994 Directors'
       Stock Plan                                  0.4             --            --            --           0.4

     Purchase of 6,332 shares of  Common
       Stock under the 1997 Directors' Plan
      and the 1999 Stock Incentive Plan            1.2           (0.5)           --            --           0.7
                                                ------         ------        ------        ------        ------

Balance, December 31, 1999                      $ 77.6         $ (0.5)       $ (0.4)       $ 50.5        $127.2
                                                ======         ======        ======        ======        ======


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

Property, Plant and Equipment:

         Property, plant and equipment are stated at cost. Depreciation is determined on a straight-line basis over the estimated lives of the assets. The estimated useful lives are principally 20 to 40 years for buildings and improvements, and 5 to 15 years for machinery and equipment. Management assesses property, plant and equipment for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects undiscounted future cash flows over the remaining life of the asset. If these projected cash flows are less than the carrying amount of the asset, an impairment loss would be recognized, resulting in a writedown of property, plant and equipment with a corresponding charge to income. The impairment loss would be measured based upon the difference between the carrying amount of the asset and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows.

         Maintenance and repairs are charged to operations; replacements and betterments are capitalized. Computer hardware and software costs under capital leases are amortized over the term of the lease. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in income.

         Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's useful life. No interest cost was capitalized in 1999 or 1998. Approximately $0.2 of interest cost was capitalized in 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


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

Financial Instruments:

         The Company does not use financial instruments for trading purposes. Financial instruments, which are a type of financial derivative instrument, are used to manage well-defined commodity price and interest rate risks and are considered hedges when certain criteria are met.

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

Income Taxes:

         Deferred tax assets and liabilities are based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.

Product Liability:

         The Company provides for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available. The Company maintains insurance coverage for product liability claims, subject to certain policy limits and to certain self-insured retentions for personal injury or property damage relating to occurrences arising after December 1, 1993. The current insurance policy extends through November 30, 2000. Product liabilities are not recorded net of recoveries that are probable of realization. At December 31, 1999, 1998 and 1997, no recoveries have been recorded.

Revenue Recognition:

         Sales, net of an estimate for discounts, returns and allowances, and related cost of sales are included in income when goods are shipped to the customer.

Advertising and Promotional Costs:

         Advertising and promotional costs are expensed as incurred. In 1999, 1998 and 1997 advertising and promotional costs totaled $14.8, $15.0 and $17.2, respectively.

Self-Insurance:

         The Company is self-insured for elements of its employee benefit plans including, among others, medical, workers' compensation and elements of its property and liability insurance programs, but limits its liability through

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


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

Reporting Comprehensive Income:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which established standards for reporting and displaying comprehensive income and its components. SFAS No. 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The disclosure requirements of SFAS No. 130 have been included in the Company's Consolidated Statements of Shareholder's Equity.

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

Statement of Accounting Standards Not Yet Adopted:

         During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133", that revises SFAS No. 133 to become effective in the first quarter of fiscal 2001. The Company is evaluating the provisions of SFAS No. 133, but does not anticipate its adoption to have a material impact on financial position or results of operation.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK

         Concentrations of credit risk with respect to trade accounts receivable are generally diversified, except as noted below, due to the large number of customers comprising the Company's customer base. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. There was no bad debt expense, net of recoveries, in 1999 or 1998. During 1997 bad debt expense was $0.4.

         The Company's cash and cash equivalents are invested in high-quality securities placed with institutions with high credit ratings. This investment policy limits the Company's exposure to concentrations of credit risk.

         Sales to the Company's largest customer approximated 21%, 19% and 20% of sales in 1999, 1998 and 1997, respectively. The accounts receivable balance of the Company's largest customer approximated 20% and 14% in 1999 and 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 5 - INVENTORIES

         At December 31, Inventories consist of the following:

                                                                                   1999             1998
                                                                                   ----             ----
                Raw Materials                                                  $    14.9         $    10.7
                Semi-Finished Products                                              18.9              17.4
                Finished Products                                                   37.0              43.6
                                                                               ---------         ---------
                          Total                                                $    70.8         $    71.7
                                                                               =========         =========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

         At December 31, Property, Plant and Equipment consist of the following:

                                                                                   1999              1998
                                                                                   ----              ----
                Land                                                           $     1.5         $     1.5
                Building and Improvements                                           23.5              23.1
                Leased Assets                                                       10.3               7.9
                Machinery and Equipment                                            110.7             103.0
                Construction in Progress                                             7.7               4.6
                                                                                --------          --------
                          Subtotal                                                 153.7             140.1
                Less: Accumulated Depreciation                                     (65.9)            (53.8)
                                                                               ---------         ---------
                          Total                                                $    87.8         $    86.3
                                                                               =========         =========

NOTE 7 - INTANGIBLES AND DEBT ISSUANCE COSTS

         At December 31, Intangibles and Debt Issuance Costs consist of the following:

                                                                                   1999             1998
                                                                                   ----             ----
                Intangibles                                                    $    95.9         $    95.9
                Debt Issuance Costs                                                 12.9              13.0
                                                                               ---------         ---------
                          Subtotal                                                 108.8             108.9
                Less: Accumulated Amortization                                     (24.3)            (20.2)
                                                                               ---------         ---------
                          Total                                                $    84.5         $    88.7
                                                                               =========         =========

NOTE 8 - OTHER ACCRUED LIABILITIES

         At December 31, Other Accrued Liabilities consist of the following:

                                                                                   1999              1998
                                                                                   ----              ----
                Marketing                                                      $     9.2         $     8.6
                Health Costs                                                         6.6               6.2
                Compensation                                                         3.7               5.5
                Other                                                                6.1               6.6
                                                                               ---------         ---------
                          Total                                                $    25.6         $    26.9
                                                                               =========         =========

NOTE 9 - RETIREE BENEFITS

Pension Plans:

         The Company sponsors a defined benefit pension plan (the "Plan"). Additionally a supplemental defined benefit pension plan (the "SERP") was adopted January 1, 1998. Under the provisions of SFAS No. 132, the disclosure requirements for the Plan and the SERP have been combined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

    CHANGE IN BENEFIT OBLIGATION:
                                                            1999          1998
                                                            ----          ----
    Benefit Obligation at Beginning of Year              $   75.4      $   64.1
    Service Cost                                              4.5           4.2
    Interest Cost                                             5.2           4.5
    Amendments/SERP                                           -             0.5
    Actuarial  (Gain)/Loss                                   (5.4)          2.8
    Benefits Paid                                            (1.0)         (0.7)
                                                         --------      --------
    Benefit Obligation at End of Year                    $   78.7      $   75.4
                                                         ========      ========

    CHANGE IN PLAN ASSETS:
                                                           1999          1998
                                                           ----          ----
    Fair Value of Plan Assets at Beginning of Year       $   69.7     $   63.4
    Actual Return on Plan Assets                             (1.8)         7.0
    Employer Contribution                                     -            -
    Plan Participants' Contribution                           -            -
    Benefits Paid                                            (1.0)        (0.7)
                                                         --------     --------
    Fair Value of Plan Assets at End of Year             $   66.9     $   69.7
                                                         ========     ========

    NET AMOUNT RECOGNIZED:
                                                           1999          1998
                                                           ----          ----
    Funded Status                                        $  (11.8)    $   (5.7)
    Unamortized Prior Service Cost                           (2.6)        (2.9)
    Unrecognized Net Actuarial Gain                           (.7)        (4.9)
                                                         ---------    ---------
    Net amount recognized                                $  (15.1)    $  (13.5)
                                                         ========     ========

    Amounts recognized in the statement of
      financial position consist of:
                                                           1999         1998
                                                           ----         ----
    Accrued Benefit Liability                               (15.9)       (13.9)
    Accumulated Other Comprehensive Income                    0.4          --
    Intangible Asset                                          0.4          0.4
                                                         --------     --------
    Net Amount Recognized                                $  (15.1)    $  (13.5)
                                                         ========     ========

    COMPONENTS OF NET PERIODIC PENSION COST:
                                                1999          1998        1997
                                                ----          ----      ------
    Service Cost                              $    4.5     $    4.2     $   4.1
    Interest Cost                                  5.2          4.5         4.3
    Actual Return on Assets                        1.8         (7.0)       (7.2)
    Net Amortization and Deferral                 (9.5)        (0.2)        2.0
                                              --------     --------     -------
    Net Periodic Pension Cost                 $    2.0     $    1.5     $   3.2
                                              ========     ========     =======

    ACTUARIAL ASSUMPTIONS:
       Discount Rate                               7.8%         6.8%        7.3%
       Long-Term Rate on Assets                    8.5%         8.5%        8.5%
       Rate of Compensation Increase               4.0%         4.0%        3.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


SAVINGS PLANS:

         The Company sponsors a qualified defined contribution plan and matches 50% of a participant's contributions up to a maximum of 6% of a participant's compensation. All employees hired after May 31, 1996 are also eligible for a discretionary contribution. The Company's contribution to this plan was $1.4 , $1.3 and $1.4 in 1999, 1998 and 1997, respectively.

         Effective January 1, 1998, the Company adopted a non-qualified defined contribution plan. The Company's matching contribution was not material during 1999 and 1998.

Postretirement Benefit Plan:

         The Company sponsors an unfunded postretirement defined benefit plan which provides certain employees and their covered dependents and beneficiaries with retiree health and welfare benefits.

        CHANGE IN BENEFIT OBLIGATION:
                                                            1999          1998
                                                            ----          ----
        Benefit Obligation at Beginning of Year           $   8.2       $   6.8
        Service Cost                                          0.4           0.4
        Interest Cost                                         0.6           0.5
        Plan Participants' Contributions                      0.1             -
        Actuarial (Gain) Loss                                (1.2)          0.6
        Benefits Paid                                        (0.1)         (0.1)
                                                          -------       -------
        Benefit Obligation at End of Year                 $   8.0       $   8.2
                                                          =======       =======

        ACCRUED BENEFIT COST:
                                                           1999           1998
                                                           ----           ----
        Funded Status                                     $  (8.0)      $  (8.2)
        Unrecognized Net Actuarial Gain                      (4.1)         (4.2)
        Unrecognized Prior Service Cost                      (8.2)         (9.1)
                                                          -------       -------
        Accrued Postretirement Benefit Obligation         $ (20.3)      $ (21.5)
                                                          =======       =======

        COMPONENTS OF NET PERIODIC BENEFIT COST:

                                                1999          1998       1997
                                                ----          ----       ----
        Service Cost                          $    0.4     $    0.4    $   0.5
        Interest Cost                              0.6          0.5        0.6
        Net Amortization and Deferral             (2.1)        (1.6)      (1.4)
                                              --------     --------    -------
        Net Periodic Benefit Income           $   (1.1)    $   (0.7)   $  (0.3)
                                              ========     ========    =======

         To determine the accumulated postretirement benefit obligation, (1) the assumed discount rate used was 7.8% and 6.8% at December 31, 1999 and 1998, respectively; (2) the assumed health care trend rate was 8.0% and 7.8%, for 1999 and 1998, respectively, declining gradually to 4.5% in 2006 and remaining at that level thereafter and (3) the assumed dental benefit rate was 6.0% for 1999 and 5.1% for 1998, declining gradually to 4.5% in 2005 and remaining at that level thereafter. The average assumed salary increase rate was age-related for both 1999 and 1998.

         A one-percentage-point increase or decrease in the assumed health care cost trend rates would increase or decrease, respectively, the accumulated postretirement benefit obligation by approximately $0.1 as of December 31, 1999 and the effect on total service and interest cost components would be immaterial.

         The Company also provides certain severance benefits. At December 31, 1999 and 1998, the accumulated postemployment benefit obligation and the annual periodic cost of these obligations was not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 10 - DEBT

         Short-term debt consists of unsecured, fixed interest rate agreements for financing insurance premiums. The interest rate under these agreements was 6.7% and 5.6% at December 31, 1999 and 1998, respectively.

         Long-term Debt at December 31, consisted of the following:

                                                                  1999             1998
                                                                  ----             ----
                Credit Agreement:
                   Term Loans                                 $    27.3         $    50.0
                   Revolving Credit Facility                        -                 -
                9.5% Senior Subordinated Notes due 2003            86.7              92.9
                Capital Lease Obligations (Note 11)                 4.2               3.5
                Other                                               0.3               0.5
                                                               --------          --------
                          Subtotal                            $   118.5         $   146.9
                Less: Current Portion                              29.2              24.9
                                                              ---------         ---------
                          Total                               $    89.3         $   122.0
                                                              =========         =========

         The Company has a credit agreement, as amended, with certain lending institutions (the "Credit Agreement") that provides for aggregate borrowings of $280.0, including a term loan facility of $130.0 (the "Term Loans") and a revolving credit facility of $150.0 (the "Revolving Credit Facility"). All borrowings under the Credit Agreement are guaranteed by Holding, and are collateralized by substantially all of the assets of the Company. The Company may borrow up to $150.0 (including certain letters of credit) under the Revolving Credit Facility through December 31, 2000, provided that such borrowings are reduced for a period of 30 consecutive days of each 12-month period commencing on December 1 to $60.0 or less. The weighted average interest rate for borrowings under the Term Loan was 6.9% per annum in 1999 and 8.0% per annum in 1998. The weighted average interest rate for borrowings under the Revolving Credit Facility was 7.1% in 1999 and 8.3% in 1998. The Company is not currently a party to any interest rate cap, hedging or other protection arrangements with respect to its variable rate indebtedness. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility. At December 31, 1999, the Company had $3.8 in letters of credit and no borrowings outstanding with the remaining $146.2 of the Company's Revolving Credit Facility available for borrowing. At December 31, 1998, the Company had $2.5 in letters of credit and no borrowings outstanding with the remaining $147.5 of the Company's Revolving Credit Facility available for borrowing. Borrowings under the Revolving Credit Facility are classified as short-term as the current Revolving Credit Facility expires December 31, 2000. The Company is currently in the process of negotiating a replacement working capital facility with its existing lenders.

         The Credit Agreement requires the Company to make further quarterly principal payments on the Term Loans thereunder in an aggregate amount of approximately $27.3 in 2000 with all remaining amounts then outstanding under the Credit Agreement to be repaid on December 31, 2000. The Credit Agreement also requires the Company to make mandatory prepayments on the Term Loans thereunder annually, in an amount equal to 50% of the Company's Excess Cash Flow (as defined therein) for the preceding fiscal year. Any such prepayment will result in a pro rata reduction in all subsequently scheduled principal payments on such Term Loans, except that any such payment made within the twelve months prior to the date on which an installment or other payment of principal is scheduled to be paid on the Term Loans may, at the option of the Company, be applied first to such installment or other payment. The Company had Excess Cash Flow of $4.3 for the year ended December 31, 1999 and accordingly, a prepayment of $2.2 is required to be made on or by March 31, 2000. The Company did not have Excess Cash Flow for the years ended December 31, 1998 and 1997 and accordingly no such prepayment was required in 1999 and 1998.

         Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus up to 1.25% per annum, or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus up to 2.50% per annum. Upon the Company's delivery to the Credit Agreement's administrative agent of the Company's quarterly financial statements the interest rate on the Company's Credit Agreement borrowings can be reduced by 0.25% to 1.0% per annum from levels in effect at December 31, 1994 if the Company has met certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


financial ratios, based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and consolidated interest expense, for the four quarters then ended. Once reduced, such interest rate can also be increased up to the original levels if the Company no longer meets the financial ratios making it eligible for interest rate reduction. During 1998, the interest rate was reduced 0.75% as a result of the Company's improved financial performance. At December 31, 1999, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement.

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

         The Company's 9.5% Senior Subordinated Notes (the "Notes"), in an original aggregate $100.0 principal amount, mature on December 1, 2003. The Notes were redeemable at the option of the Company, in whole or in part, any time on or after December 1, 1998. The redemption price ranges from 104.5% of the principal amount in 1998 to 101.5% in the year 2000. In the event of a change in control, the Notes may be redeemed at the option of the Company for the principal amount plus applicable interest and premium at that date. The Notes, issued by Remington, are subordinate to borrowings under the Credit Agreement and are fully and unconditionally guaranteed on a subordinated basis by Holding. See Note 22 for Holding's Condensed Consolidating Financial Data. The Notes are not collateralized by any of the Company's assets. On June 23, 1997 the Company completed its offer to exchange (the "Exchange Offer") up to $100.0 aggregate principal amount of Remington's registered 9.5% Senior Subordinated Notes due 2003, Series B (the "New Notes") for a like principal amount of Remington's issued and outstanding 9.5% Senior Subordinated Notes due 2003, Series A (the "Old Notes"). All of the Old Notes were exchanged for New Notes. The interest rate on the Notes was 10% per annum from April 30, 1994 until June 22, 1997, the day before the date of consummation of the Exchange Offer, and is currently 9.5% per annum. The original issue discounts on the Notes of $0.6 are being amortized at 9.6% per annum. The reduction in interest payments was $0.5 per year. As of December 31, 1999, the total accumulated amortization was $0.4.

         The Credit Agreement was amended as of September 23, 1998 to permit the Company to expend up to $25.0 toward the repurchase of the New Notes. During 1999, the Company repurchased approximately $6.3 of the New Notes on the open market with cash from operations. The Company repurchased the New Notes at an average price of 99.4% of the face value on the open market, and the transactions had no material impact on its results of operations. During 1998, the Company repurchased approximately $6.8 of the New Notes on the open market with cash from operations. The Company repurchased the New Notes at an average price of 98.7% of the face value on the open market, and the transaction had no material impact on its results of operations. From time to time, the Company may continue to repurchase additional amounts of the New Notes on the open market, subject to the $25.0 aggregate repurchase limit set forth in the amended Credit Agreement.

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

         The Company also had additional letters of credit outstanding of and $0.4 and $1.1, as December 31, 1999 and 1998, respectively.

         The aggregate payments of long-term debt outstanding at December 31, 1999, for the next three years are $29.2, $1.5 and $1.1, respectively. The Notes, with a maturity value of $86.7 as of December 31, 1999, are due in the fourth year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 11 - LEASES

         Future minimum lease payments under capital leases and operating leases, together with the present value of the net minimum capital lease payments at December 31, 1999, are as follows:

                                                                           Capital      Operating
                                                                            Leases       Leases
                                                                           -------      ---------
                Minimum Lease Payments for Years
                Ending December 31:
                   2000                                                     $ 1.9         $  0.5
                   2001                                                       1.5            0.4
                   2002                                                       1.0            0.4
                   2003                                                        -             0.2
                   2004                                                        -             0.2

                   And Thereafter                                              -              -
                                                                            -----         ------
                          Total Minimum Lease Payments                        4.4         $  1.7
                                                                                          ======
                Less:  Amount representing interest                           0.2
                                                                            -----
                          Present Value of Net Minimum Lease Payments       $ 4.2
                                                                            =====


NOTE 12 - DEFERRED STOCK PAYABLE

         As of December 31, 1999, deferred stock payable consists of:

         (1) 7,912 deferred shares of Class A Common Stock, par value $.01 per share, of Holding ("Common Stock") priced at $200 per share and issued to certain employees in lieu of 1998 incentive compensation ($1.6),

         (2) 2,943 deferred shares Common Stock priced at $230 per share to be issued to certain employees in lieu of 1999 incentive compensation ($0.7),

         (3) 13,764 matching deferred shares of Common Stock granted to certain employees ($2.8), and

         (4) 1,250 matching deferred shares of Common Stock granted to a Director ($0.3).

NOTE 13 - SHAREHOLDERS' EQUITY

          Holding has authorized 2,500,000 shares of Common Stock, consisting of 1,250,000 shares of Class A Common Stock, par value $.01 per share, and 1,250,000 shares of Class B Common Stock, par value $.01 per share. The Class A Common Stock is voting stock and the Class B Common Stock is non-voting stock. None of the Class B Common Stock has been issued. No dividends have been paid by the Company on its shares of common stock. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the Company, subject to the restrictions set forth in the Company's Credit Agreement and the indenture for its subordinated notes, which currently restrict the payment of cash dividends to shareholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time.


NOTE 14 - STOCK PURCHASE AND OPTION PLANS

         As of December 31, 1998, the Company had reserved 132,380 shares of the Class A Common Stock, par value $.01 per share, of Holding ("Common Stock") for issuance in accordance with the terms of the Amended and Restated RACI Holding, Inc. Stock Option Plan (the "Option Plan"), the RACI Holding, Inc. Stock Purchase Plan (the "Purchase Plan") and the RACI Holding, Inc. 1994 Directors' Stock Plan (the "1994 Directors' Plan").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


         On July 22, 1997 the Board of Directors of Holding terminated the Purchase Plan and adopted the RACI Holding, Inc. Director Stock Purchase Plan (the "1997 Directors' Plan") and reserved an additional 12,500 shares of the Class A Common Stock, par value $.01 per share, of Holding for issuance thereunder. As of December 31, 1998, 10,000 shares of Class A Common Stock have been issued under the 1997 Directors' Plan, 1,800 shares have been issued under the 1994 Directors' Plan in lieu of directors' fees and no shares of Common Stock have been issued under the Option Plan and Purchase Plan. On June 24, 1999, 1,250 shares of Class A Common Stock were issued under the 1997 Directors' Plan at a price of $200 per share and 1,250 deferred matching shares were granted with no cost to the director which resulted in a charge of approximately $.3.

         On May 14, 1999, the board of directors of Holding adopted the RACI Holding, Inc. Stock Incentive Plan (the "1999 Stock Incentive Plan"). Under the 1999 Stock Incentive Plan, the Company reserved 87,900 shares of Common Stock for issuance. The 1999 Stock Incentive Plan provides for (1) stock purchase rights to purchase up to 29,300 shares of Common Stock or deferred share awards,
(2) options to purchase up to 40,725 shares of Common Stock and (3) up to 17,875 additional deferred share awards. The following represents activities recorded related to the 1999 Stock Incentive Plan in 1999:

         (1) issued 5,082 shares of Common Stock to certain employees at a price of $200 per share,

         (2) granted 7,912 deferred shares to certain employees in lieu of 1998 incentive compensation priced at $200 per share,

         (3) granted 2,943 shares of Common Stock to certain employees in lieu of 1999 incentive compensation priced at $230 per share,

         (4) granted 13,764 deferred share awards to certain employees at no cost, which resulted in a charge of approximately $2.8,

         (5) granted 15,773 options to purchase Common Stock to certain employees at an exercise price of $200 per share. Of these options, 3,079 options vest ratably on the third, fourth, and fifth anniversaries of the options' grant date and expire in 2009 and 12,694 options vest based on the financial performance of the Company in 1999 and 2000, but no later than 2008, and

         (6) granted 16,000 options to purchase Common Stock to certain employees at an exercise price of $200 per share. These options vest ratably on the third, fourth and fifth anniversaries of the options' grant date and expire in 2009.

          Additionally on March 2, 2000, the Company granted 1,617 options to purchase Common Stock to certain employees at an exercise price of $230 per share. Of these options, 149 options vest ratably on the third, fourth, and fifth anniversaries of the options' grant date and expire in 2010 and 1,468 options vest based on the financial performance of the Company in 2000, but no later than 2008.

         As of December 31, 1999, the Company has 182,780 shares of Class A Common Stock reserved for issuance, of which 75,533 shares remain available for grant, under the above mentioned plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


The Option Plan provides for the grant of options (the "Options") which are generally exercisable in three equal annual installments, beginning on the second anniversary of the date of grant, subject to the continued employment of any employee option-holder. The vesting of Options may be accelerated upon the occurrence of certain events specified in the Option Plan, as amended, including a change in control as defined therein. Options not exercised will expire on the tenth anniversary of the date of grant. The following is a summary of stock option activity under the Option Plan and the 1999 Stock Incentive Plan:

                                                 1999                         1998                       1997
                                     ---------------------------   -------------------------   -------------------------
                                                      Wtd Avg                     Wtd Avg                     Wtd Avg
                                        Shares       Ex. Price       Shares      Ex. Price       Shares      Ex. Price
                                     -------------- ------------   ------------ ------------   ------------ ------------
Outstanding at Beg of Year                  37,965        $ 100         43,140        $ 100         30,415        $ 100
Granted                                     31,773        $ 200              -                      12,850        $ 100
Forfeited                                     (900)       $ 100         (5,175)       $ 100           (125)       $ 100
                                     -------------- ------------   ------------ ------------   ------------ ------------
Outstanding at End of Year                  68,838        $ 146         37,965        $ 100         43,140        $ 100
                                     ============== ============   ============ ============   ============ ============

Exercisable at End of Year                  38,747        $ 116         20,907        $ 100         11,614        $ 100
                                     ============== ============   ============ ============   ============ ============

Weighted Average
Fair Value Options Granted                 $ 31.42                     N/A                         $ 20.97
                                     ==============                ============                ============

         The Company has adopted the disclosure-only provision of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, since options have been granted at an option exercise price equal to the estimated fair value of the underlying Common Stock, no compensation expense has been recognized with respect to grants of stock options granted to date. Had compensation expense for such option grants been recognized under SFAS No. 123 based on the fair value of such options at the grant dates thereof in 1999 and 1997, the Company's net earnings and earnings per share on a pro forma basis would have been as follows:

                                          1999         1998          1997
                                         ------       ------        ------

Net Income       As Reported             $ 23.0       $ 17.2        $  5.5
                 Pro Forma                 22.8         17.1           5.4

Basic EPS        As Reported              29.68        22.63          7.33
                 Pro Forma                29.41        22.50          7.20

Diluted EPS      As Reported              28.89        22.26          7.33
                 Pro Forma                28.64        22.13          7.20


         For purposes of the foregoing the fair value of each option grant is estimated as of the date of grant using a modified-Black Scholes Option Model with the following weighted average assumptions for:

                                                     1999          1997
                                                     ----          ----
             Risk Free Interest Rate                 6.0%          6.0%
             Dividend Yields                         0.0%          0.0%
             Volatility Factor                       0.0%          0.0%
             Weighted Average
                   Expected Option Life           3.5 years     4.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 15 - COMMITMENTS AND CONTINGENCIES

         The Company has various purchase commitments, approximating $2.6 for 2000, $2.4 for 2001, $2.5 for 2002, $1.5 for 2003, and $1.5 for 2004, for
services incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market prices. In addition, the Company is required to pay a minimum termination fee of $0.5 should there be a termination prior to the close of one of the agreements. The Company has purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years with no commitment to purchase specified quantities, but no formal contracts with others, however such contracts had no significant impact on the financial condition or results of operations during the reportable periods. In recognition of and support of certain legal and legislative initiatives, the firearms industry has established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. During 2000, the Company will contribute a percentage of its domestic net revenue from sales of its hunting and shooting sports-related products to this organization.

         Effective January 1, 1999 new Remington firearms products purchased in North America are warranted, to the original purchaser, to be free from defects in material and workmanship for a period of two years from the registered date of purchase. The Company believes that the impact from this program will not be material to its financial condition or results of operations.

         Pursuant to the Asset Purchase Agreement dated as of December 1, 1993, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products and (2) all product liability cases and claims involving products that had not been discontinued as of the Closing ("extant products") and relating to occurrences that took place prior to the Closing. The Company assumed financial responsibility, up to a maximum aggregate amount (the "Cap"), for certain product liability cases disclosed to the Company and arising prior to the Closing. The Cap was exhausted in 1997, and the Sellers retained liability for, and are required to indemnify the Company against, all such disclosed product liability occurrences and such environmental liabilities in excess of the Cap. This indemnification obligation of the Sellers is not subject to any survival period limitation. Prior to the Acquisition, the Sellers were self-insured for product liability obligations of the Business, with excess insurance coverage available at $50.0 per occurrence. Except for certain cases and claims relating to shotguns as described below and except for all cases and claims relating to discontinued products, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Closing.

         Since December 1, 1993, the Company has maintained insurance coverage for product liability claims subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate for personal injury or property damage relating to occurrences arising after the Closing. The Company believes that its current product liability insurance coverage for personal injury and property damage is adequate for its needs. The Company's current product liability insurance policy provides for a self-insured retention of $0.5 per occurrence, with an aggregate annual limit of $7.0 for liability indemnity and defense and other expenses combined, and aggregate annual sublimits of $4.5 for indemnity and $4.5 for expenses. The current policy has a batch clause endorsement, which in general provides that if a batch of the Company's products were to be defective, the Company's liability for expenses and damages related to the entire batch would be capped at the amount of self-insured retention for a single occurrence. The current policy excludes from coverage any pollution-related liability. The current policy period runs from December 1, 1998 through November 30, 2000.

         As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of December 31, 1999, 23 individual bodily injury cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings. Some of these cases seek punitive as well as compensatory damages. Of these pending individual cases, approximately three involve either discontinued products or pre-Closing occurrences, for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 20 of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement; the Sellers have some responsibility for the costs of three of these cases involving

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


certain shotguns, as described below. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.


         As a manufacturer of shotguns and rifles, Remington has been named in only one of the approximately 30 recent actions brought by certain municipalities, primarily against manufacturers and sellers of handguns. In City of Boston et al. v. Smith & Wesson et al., filed in Superior Court, Suffolk County, Massachusetts on June 2, 1999, the City of Boston and the Boston Public Health Commission claim (among other allegations) that industry distribution practices of the defendants (including handgun and long gun manufacturers) allegedly permit firearms to enter a secondary market, from which guns may be obtained by unauthorized users, and that defendants have failed to include adequate safety devices in their firearms to prevent unauthorized use. Plaintiffs seek injunctive relief and monetary damages (consisting of the cost of providing certain city services and lost tax and other revenues.) The parties recently stipulated to a schedule for defendants' consolidated motion to dismiss, pursuant to which briefing will be completed by the end of March 2000.

         Remington is not named in Chicago v. Beretta U.S.A. Corp., another such case. However, a motion to intervene was filed in November 1998 seeking to name as additional defendants unidentified "ammunition manufacturers." A second motion for the same purpose was filed by a different entity in February 2000. To date, neither motion has been heard or ruled upon.

         Remington has been named in NAACP et al v. A.A. Arms, Inc., et al, a lawsuit filed in federal court in the Eastern District of New York by the National Association for the Advancement of Colored People on July 16, 1999, against more than a hundred defendants involved in the manufacture of firearms. The complaint, as amended in October 1999 to add the National Spinal Cord Injury Association as a plaintiff, purports to seek injunctive relief rather than monetary damages and contains allegations about defendants' manufacturing and distribution practices similar to those in the Boston complaint described above. Plaintiffs purport to limit their claims to the manufacture and sale of handguns. Remington has not made or sold handguns, as that term is conventionally understood, for 60 years.

         The numbers of cases listed above do not include Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. Du Pont de Nemours and Company et al. ("Luna"), which was filed in 1989 in Texas district court in Jim Wells County. The plaintiffs sought certification of a class consisting of all Texas owners, allegedly 400,000 in number, of Model 700 bolt-action rifles. In June 1996, the district court certified for class treatment the limited issues of whether the Model 700 fire control system is "defective" and, if so, the "cost of repair." This ruling was reversed on appeal. Remington was not named as a defendant until July 1996, and was not a party to the appeal, although the appellate courts' decisions should govern class action claims against Remington as well. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against claims for economic loss involving Model 700 rifles shipped prior to the end of May 1997. Claims involving Model 700 rifles shipped thereafter would be the Company's responsibility and, to the extent that they do not involve personal injury or property damage, would not be covered by the Company's product liability insurance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


         Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to the amount of the Cap, with the Sellers retaining liability in excess of the Cap and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, its accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as described above, as well as the type of firearms products made by the Company), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, especially as to firearms, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

         The Company does not expect current environmental regulations to have a material adverse effect on the financial condition or results of operations and has not been identified by regulatory authorities as a potentially responsible party. However, the Company's liability for future environmental remediation costs is subject to considerable uncertainty due to the complex, ongoing and evolving process of identifying the necessity for, and generating cost estimates for, remedial work. Furthermore, there can be no assurance that environmental regulations will not become more restrictive in the future.

NOTE 16 - INCOME TAXES

         The provision (benefit) for income taxes consists of the following components:

                                           1999          1998          1997
                                        ---------     ---------     ---------
                Federal:
                     Current            $     8.4     $     5.5     $    (1.2)
                     Deferred                 4.5           4.5           4.5
                State:
                     Current                  2.4           0.5          (0.3)
                     Deferred                (0.6)          0.6           0.5
                                        ---------     ---------     ---------
                                        $    14.7     $    11.1     $     3.5
                                        =========     =========     =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                       1999         1998
                                                                       ----         ----
                Deferred tax assets:
                     Accrued employee and retiree benefits          $   20.4     $   17.6
                     Product, environmental and other liabilities        6.7          7.4
                     Receivables and inventory                           2.5          2.2
                     Tax credits                                         0.5          5.6
                                                                     -------      -------
                                                                        30.1         32.8
                                                                     -------      -------
                Deferred tax liabilities:
                    Property, plant and equipment                      (12.2)       (11.9)
                    Intangibles                                         (4.5)        (3.6)
                                                                    --------     --------
                                                                       (16.7)       (15.5)
                                                                    --------     --------
                Net deferred tax assets                             $   13.4     $   17.3
                                                                    ========     ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


         The Company has not established a valuation allowance against the net deferred tax assets as it is more likely than not that the assets will be fully utilized against future taxable income.

         At December 31, 1999 the Company has the following carryforwards for tax purposes:

         State tax credits                     $0.2   Expires between 2002-2013
         Research and development tax credit   $0.3   Expires 2011

The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rates:

                                                  1999       1998      1997
                                                  ----       ----      ----
                Federal statutory rate            35.0%      35.0%     35.0%
                State income taxes, net of
                     Federal benefits              4.6        3.8       2.0
                Nondeductible expenses             1.3        1.9       6.3
                Other                             (1.9)      (1.5)     (4.3)
                                                  ----       ----      ----
                Effective income tax rate         39.0%      39.2%     39.0%
                                                  ====       ====      ====

NOTE 17 - RELATED PARTY TRANSACTIONS

         The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"), which owns 750,000 shares of the 768,132 shares of Class A Common Stock outstanding, or 97.6% at December 31, 1999, is a private investment fund managed by Clayton, Dubilier & Rice, Inc. ("CD&R"). CD&R receives an annual fee for management and financial consulting services provided to the Company and reimbursement of related out-of-pocket expenses. Fees and out-of-pocket expenses paid to CD&R were $0.5 in 1999, 1998 and 1997.

NOTE 18 - FINANCIAL INSTRUMENTS

         The estimated value of the Company's debt at December 31, 1999 was $116.3 compared to a carrying value of $118.5. The estimated value of the Company's debt at December 31, 1998 was $147.0 compared to a carrying value of $146.9.

         The Company employs various strategies, including call options, zero cost collars and futures to hedge the price risk related to firm commitments and anticipated purchases of lead and copper to be used in the manufacturing process. The Company buys call options for an up front fee for the right to purchase a specified amount of metal at a pre-determined price and date. On occasion, zero cost collars are created by selling put options for quantities and timing identical to the call options, which in effect pay for the call options. These put options give a third party the right to sell to the Company a specified amount of metal at a price which is below the call option price on a pre-determined date. This zero cost collar results in no up front fee and insures that the Company can purchase a specified amount of metal within a specified price range on a pre-determined date. Futures are a commitment to purchase a given amount of metal at an agreed upon price on a future date with a settlement between the contract price and the market price at the expiration of the contract. Hedging gains and losses are offset against purchase price variances on physical purchases of the commodities. The amount of premiums paid for commodity contracts outstanding at December 31, 1998 and 1997 was $0.7 and $0.6, respectively. At December 31, 1999, 1998 and 1997, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $1.3, $0.1 and $0.2, respectively. As of December 31, 1999, 1998 and 1997 hedging losses related to closed commodity futures contracts of $0.2, $0.2 and $0.2, respectively, were included in inventory.

         The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of December 31, 1999, 1998 or 1997.

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

         The Company primarily evaluates the performance of its segments and allocates resources to them based on EBITDA. The chief operating decision maker is the president and chief executive officer. Reportable segments were separately identified based on segment revenue, EBITDA and assets. The firearms and ammunition operations are aggregated because of similarity in nature of product, manufacturing process and the regulatory environment, in addition to the type of customer and distribution method. During 1999, revenue for the Hunting/Shooting Sports segment accounted for 88% of consolidated revenue. The Company has no material intersegment revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


Information on Segments:
                                                                   1999        1998         1997
                                                                   ----        ----         ----

         Net Sales:
              Hunting/Shooting Sports                           $   350.3   $   328.8      $ 328.8
              All Other                                              49.1        51.9         52.4
                                                                ---------   ---------      -------
                   Consolidated Net Sales                       $   399.4   $   380.7      $ 381.2
                                                                =========   =========      =======

         EBITDA:
              Hunting/Shooting Sports                           $    65.2   $    55.0      $  43.7
              All Other                                               8.8         9.2          8.5
                                                                ---------   ---------      -------
                   Consolidated EBITDA                          $    74.0   $    64.2      $  52.2
                                                                =========   =========      =======

         Assets:
              Hunting/Shooting Sports                           $   189.5   $   195.4
              All Other                                             169.3       159.1
                                                                ---------   ---------
                   Consolidated Assets                          $   358.8   $   354.5
                                                                =========   =========

         Capital Expenditures:
              Hunting/Shooting Sports                           $    10.9   $     6.5      $   4.6
              All Other                                               2.1         2.0          1.2
                                                                ---------   ---------      -------
                   Consolidated Capital Expenditures            $    13.0   $     8.5      $   5.8
                                                                =========   =========      =======

Net Sales by Product Line:
                                                                   1999        1998        1997
                                                                   ----        ----        ----
         Firearms                                                $  178.0    $  170.7     $  169.5
         Ammunition                                                 172.3       158.1        159.3
                                                                 --------    --------     --------
            Hunting/Shooting Sports                                 350.3       328.8        328.8
            All Other                                                49.1        51.9         52.4
                                                                 --------    --------     --------
                Net Sales                                        $  399.4    $  380.7     $  381.2
                                                                 ========    ========     ========

Reconciliation of Reportable Segments:
                                                                   1999        1998        1997
                                                                   ----        ----        ----
         Consolidated EBITDA                                     $   74.0    $   64.2     $   52.2
                                                                 --------    --------     ---------

         Less:  Interest Expense                                     14.1        19.2         23.6
                   Depreciation and Amortization (1)                 16.0        15.9         15.1
                   Other Noncash Charges                              6.2         1.1          3.7
                   Nonrecurring and Restructuring Items                 -        (0.3)         0.8
                                                                 --------    --------     --------
                                                                     36.3        35.9         43.2
                                                                 --------    --------     --------
         Consolidated Income from Continuing
                Operations Before Taxes                         $    37.7   $    28.3     $    9.0
                                                                =========   =========     ========

(1) Excludes amortization of deferred financing costs of $1.9, $2.0 and $1.7 in 1999, 1998 and 1997, respectively, which was included in interest expense.

Geographic Information:

                                                                   1999        1998        1997
                                                                   ----        ----        ----
         Net Sales:
              Domestic                                          $   374.3   $   353.0    $   351.4
              Foreign                                                25.1        27.7         29.8
                                                                ---------   ---------    ---------
                   Consolidated Net Sales                       $   399.4   $   380.7    $   381.2
                                                                =========   =========    =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


         Of the Company's Hunting/Shooting Sports revenues in 1999, 1998 and 1997 approximately 20%, 18% and 20%, respectively, consisted of sales made to a single customer. The Company's sales to this customer are governed by a written contract between the parties. Although the Company believes its relationship with this customer is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company's financial condition or results of operations. No other single customer comprises greater than or equal to 10% of sales.

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

           1999                                                                    Quarter
           ----                                             ---------------------------------------------------
                                                             First      Second      Third      Fourth     Total
                                                            -------    --------    -------     -------   ------
           Sales                                            $  90.5    $   95.0    $ 123.7     $  90.2   $399.4
           Gross Profit                                        30.3        29.9       39.1        29.0    128.3
           Net Income                                           4.5         2.7       10.8         5.0     23.0
           Basic Income Per Share                              5.92        3.54      13.71        6.35    29.68
           Diluted Income Per Share                            5.78        3.45      13.38        6.17    28.89

           1998                                                                    Quarter
           ----                                             ---------------------------------------------------
                                                             First      Second      Third      Fourth     Total
                                                            -------    --------    -------     -------   ------
           Sales                                            $  89.0    $   90.9    $ 114.9     $  85.9   $380.7
           Gross Profit                                        28.7        31.5       34.6        26.9    121.7
           Net Income                                           3.7         4.6        6.4         2.5     17.2
           Basic Income Per Share                              4.87        6.05       8.42        3.29    22.63
           Diluted Income Per Share                            4.79        5.95       8.28        3.24    22.26

NOTE 21 - INCOME PER SHARE

      The basic and diluted income per share was determined as follows:

                                                            1999             1998                1997
                                                            ----             ----                ----
Basic Income Per Share
      Net Income Available to Common Shareholders       $      23.0       $      17.2       $       5.5
      Weighted Average Common Shares                        775,042           760,000           750,438
          Basic Income Per Share                        $     29.68       $     22.63       $      7.33

Diluted Income Per Share
      Net Income Available to Common Shareholders       $      23.0       $      17.2       $       5.5
      Weighted Average Common Shares                        775,042           760,000           750,438
      Effect of Outstanding Options                          21,186            12,655                --
      Weighted Average Common Shares and Dilutive
      Potential Common Stock                                796,228           772,655           750,438
          Diluted Income Per Share                      $     28.89       $     22.26       $      7.33

         Based on an independent evaluation, the estimated fair value of the Company's Common Stock at December 31, 1999, 1998 and 1997 were $230, $200 and $100 per share, respectively. The estimated average price during 1999 and 1998 was $215 and $150 per share, respectively. During 1997 there was no effect of outstanding options as the options' exercise price of $100 was equal to the estimated fair value of the common shares.

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

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1999

                                                                                   RACI
                                                                                HOLDING, INC.
                                                                                    AND
                                          HOLDING     REMINGTON   ELIMINATIONS  SUBSIDIARIES
                                          -------     ---------   ------------  ------------
ASSETS
Current Assets                             $   --       $181.2       $   --       $181.2
Receivable from Remington                     1.0           --          1.0           --
Receivable from RACI Holding, Inc.             --          0.1          0.1           --
Noncurrent Assets                           132.2        177.6        132.1        177.6
                                           ------       ------       ------       ------
        Total Assets                       $133.2       $358.9       $133.2       $358.8
                                           ======       ======       ======       ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities                        $   --       $ 88.9       $   --       $ 88.9
Payable to Remington                          0.1           --          0.1           --
Payable to RACI Holding, Inc.                  --          1.0          1.0           --
Noncurrent Liabilities                         --        142.7           --        142.7
Shareholders' Equity                        133.1        126.3        132.1        127.2
                                           ------       ------       ------       ------
       Total Liabilities and
           Shareholders' Equity            $133.2       $358.9       $133.2       $358.8
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
                                           ======       ======       ======       ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                            RACI
                                                                         HOLDING, INC.
                                                                             AND
                                     HOLDING   REMINGTON   ELIMINATIONS  SUBSIDIARIES
                                     -------   ---------   ------------  ------------
                YEAR ENDED
            DECEMBER 31, 1999
            -----------------
Sales                                $   --      $399.4       $   --      $399.4
Gross Profit                             --       128.3           --       128.3
Equity in Income of Subsidiary         23.0          --         23.0          --
Net Income                             23.0        23.0         23.0        23.0

                YEAR ENDED
            DECEMBER 31, 1998
            -----------------

Sales                                $   --      $380.7       $   --      $380.7
Gross Profit                             --       121.7           --       121.7
Equity in Income of Subsidiary         17.2          --         17.2          --
Net Income                             17.2        17.2         17.2        17.2

                YEAR ENDED
            DECEMBER 31, 1997
            -----------------

Sales                                $   --      $381.2       $   --      $381.2
Gross Profit                             --       111.3           --       111.3
Equity in Income of Subsidiary          5.5          --          5.5          --
Net Income                              5.5         5.5          5.5         5.5

                        REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the financial statements of RACI Holding, Inc. and is subsidiaries is included on page 30 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 56 of this form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basis financial statements, taken as a whole, presents fairly, in all material aspects, the information required to be included therein.


PricewaterhouseCoopers LLP

Greensboro, North Carolina
March 2, 2000

                                                                     SCHEDULE II



                       RACI HOLDING, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1999, 1998 and 1997
                              (Dollars in Millions)


                                                               Additions
                                                               ---------
                                             Balance at        Charged to                          Balance at
                                             Beginning         Costs and         Deductions          End of
                                             of Period          Expenses         Describe(1)         Period
                                             ----------        ----------        -----------       ----------
Description

  Deducted from Asset Account:
     Allowance for Doubtful Accounts

       Year ended December 31, 1999          $   (3.3)         $   (0.7)         $   1.5           $  (2.5)

       Year ended December 31, 1998              (5.2)               -               1.9              (3.3)

       Year ended December 31, 1997              (5.7)             (1.1)             1.6              (5.2)


(1) Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of the directors and executive officers of Remington as of March 22, 2000 are set forth below. Each of the directors of Remington is also a director of Holding. Messrs. Millner and Little serve as executive officers in the same capacities with Holding as they do with Remington, and Mr. Grecco serves as Corporate Secretary and Vice President of Holding. All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation.


Name                                   Age     Position
-------------------------              ---     -----------------------------------------------------------------
Leon J. Hendrix, Jr.        (a)(b)(d)   58     Director, Chairman
B. Charles Ames             (c)         74     Director
Michael G. Babiarz          (c)         34     Director
Stephen D. Bechtel, Jr.     (a)(b)      74     Director
Bobby R. Brown              (a)(b)(c)   67     Director
Richard A. Gilleland        (b)(c)(d)   55     Director
Richard E. Heckert          (b)(d)      76     Director
Hubbard C. Howe                         71     Director
Ulrich Middelmann                       55     Director
Joseph L. Rice, III         (a)         68     Director
H. Norman Schwarzkopf       (b)         65     Director
Thomas L. Millner           (a)(b)      46     Director, President and Chief Executive Officer
Ronald H. Bristol, II                   37     Vice President, General Manager - Firearms
Paul L. Cahan                           58     Vice President, General Manager - Ammunition
Robert L. Euritt                        65     Vice President - Human Resources
Samuel G. Grecco                        46     Vice President - Business Development and Corporate Secretary
Mark A. Little                          52     Vice President, Chief Financial Officer and Treasurer
Arthur W. Wheaton                       58     Vice President, General Manager - Worldwide Sales

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

         The business experience during the past five years of each of the directors and executive officers listed above is as follows:

         Leon J. (Bill) Hendrix, Jr. has been a director of Remington and Holding since prior to 1995, and became Chairman in December 1997. From December 1997 until April 1999, Mr. Hendrix was Chief Executive Officer. Mr. Hendrix joined CD&R prior to 1995 as a principal. Mr. Hendrix currently serves as a director of Keithley Instruments, NACCO Industries, Inc. and Cambrex Corp. He is also a director of Riverwood International Corporation, and its parents RIC Holding, Inc. and Riverwood Holding, Inc., a corporation in which an investment partnership managed by CD&R has an investment.

         B. Charles Ames was elected to the Boards of Directors of Remington and Holding in December 1997. Mr. Ames is a professional employee, and since prior to 1995 has been a principal of CD&R and a general partner of Clayton & Dubilier Associates IV Limited Partnership ("Associates IV"), the general partner of C&D Fund IV. Mr. Ames is also a director of Schulte GmbH & Co. KG, and its parent CDRB Holding AG, and a director and Chairman of the Board of Riverwood International Corporation, and its parents RIC Holding, Inc. and Riverwood Holding, Inc., corporations in which an investment partnership managed by CD&R has an investment. Mr. Ames serves on the Boards of Directors of The Progressive Corporation and the M.A. Hanna Company.

         Michael G. Babiarz was elected to the Boards of Directors of Remington and Holding in October 1998. He has been a principal of CD&R since prior to 1995. Mr. Babiarz currently serves as a director of Allied Worldwide, Inc.

         Stephen D. Bechtel, Jr. has been a director of Remington and Holding since prior to 1995. Since prior to 1995 Mr. Bechtel has been Chairman Emeritus of Bechtel Corp. and of Bechtel Group, Inc., both of which are engineering and construction companies. Mr. Bechtel had been Chairman of Fremont Investors, Inc. (previously named Fremont Group, Inc.), a management investment company and Sequoia Ventures, Inc., an investment company from prior to 1995 until May 1995. Mr. Bechtel has been Chairman Emeritus of Fremont Investors, Inc. and Sequoia Ventures, Inc. since June 1995, and Chairman Emeritus of Fremont Group, L.L.C. since April 1996.

         Bobby R. Brown has been a director of Remington and Holding since prior to 1995. From prior to 1995 to January 1995, and from July 1997 to January 1998, Mr. Brown was President, and from prior to 1995 to January 1996, and from July 1997 to January 1998 was Chairman and Chief Executive Officer of CONSOL Inc. and CONSOL Energy Inc., the parents of Consolidation Coal Company, a coal mining company. Mr. Brown was the Chairman of CONSOL Inc. and its parent CONSOL Energy Inc. from September 1982 to February 1999. Mr. Brown also was a director of CONSOL Inc. and CONSOL Energy Inc from prior to 1995 to February 2000.

         Richard A. Gilleland has been a director of Remington and Holding since prior to 1995. From October 1998 to March 1999, Mr. Gilleland was President of Tyco Healthcare Group, a medical supplies company. He was Chairman and Chief Executive Officer of Physicians Resource Group, Inc., which provides management services to physicians and clinics from December 1997 to October 1998 and President and Chief Executive Officer of AMSCO International, Inc., a manufacturer of medical products, from July 1995 to July 1996. From prior to 1995 to July 1995, Mr. Gilleland was Chairman, President and Chief Executive Officer of Kendall International, Inc., a manufacturer of hospital supplies. Mr. Gilleland currently serves as a director of DePuy Orthopedics and Tyco International, Ltd.

         Richard E. Heckert has been a director of Remington and Holding since prior to 1995. Mr. Heckert served as a director of The Seagram Company, Ltd. from prior to 1995 to April 1995. From prior to 1995 to May 1995, he served on the International Committee of L'Air Liquide. Mr. Heckert was a director of Marsh & McLennan Companies Inc., from prior to 1995 until 1996.

         Hubbard C. Howe has been a director of Remington and Holding since prior to 1995, and was Chairman and Chief Executive Officer of Remington and Holding from prior to 1995 until December 1997. Mr. Howe served as Vice Chairman from prior to 1995 to November 1997. Mr. Howe has served as Chairman and as a director since prior to 1995 of A.P.S., Inc., a distributor of automotive replacement parts, and its parent, APS Holding Corporation in which an investment partnership managed by CD&R had an investment. From March 1997 until January 1998, Mr. Howe served as the interim Chief Executive Officer of APS Holding Corporation and A.P.S., Inc. On February 2, 1998, A.P.S., Inc. and several of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. A.P.S., Inc. was liquidated in 1999. Mr. Howe currently serves as a director of Phoenix Packaging, Inc. He is also a director of Riverwood International Corporation, and its parents RIC Holding, Inc. and Riverwood Holding, Inc., a corporation in which an investment partnership managed by CD&R has an investment.

         Ulrich Middelmann has been a director of Remington and Holding since July 1999. From prior to 1995 to March 1999 Mr. Middelmann was a member of the Board of Management of Fried Krupp AG a capital goods and steel company and from March 1999 a member of the Board of Management of Thyssen Krupp AG a capital goods and steel company.

         Joseph L. Rice, III has been a director of Remington and Holding since prior to 1995. Since 1998, Mr. Rice has been Chairman of CD&R, which he joined in 1978 and is a general partner of Associates IV. From prior to 1995 to 1995 he served as President and from 1995 to 1998 he served as Chairman and Chief Executive Officer of CD&R. Mr. Rice is also a director of Uniroyal Holding, Inc., a corporation in which an investment partnership managed by CD&R has an investment; Dynatech Corporation, a corporation in which an investment partnership managed by CD&R has an investment; and Schulte GmbH & Co. KG, and its parent CDRB Holding AG, corporations in which an investment partnership managed by CD&R has an investment.

         H. Norman Schwarzkopf has been a director of Remington and Holding since September 1995. From prior to 1995 he served as a commentator for CBS and is a commentator for NBC. He currently serves as a director of USA Networks, Inc. and is a member of the University of Richmond Board of Trustees and The Nature Conservacy's President's Council.

         Thomas L. Millner became President and Chief Operating Officer of Remington prior to 1995 and in April 1999 became Chief Executive Officer and President. Mr. Millner has been a director of Remington and Holding since prior to 1995. Mr. Millner currently serves on the board of directors of Stanley Furniture Co., Inc., The Atlanta Belting Co. and Old London Foods, Inc.

         Ronald H. Bristol, II joined Remington in June 1995 as Vice President Operations, and in December 1997 became Vice President, General Manager Firearms. From prior to June 1995, Mr. Bristol was a Manager with Arthur Andersen & Co.

         Paul L. Cahan joined Remington in March 1995 as Vice President Ammunition and in December 1997 became Vice President, General Manager Ammunition. From prior to March 1995, Mr. Cahan was director of Steel Tooling Operations with Kennametal, Inc., a leading manufacturer of tooling and supplies for the metalworking and mining industries.

         Robert L. Euritt joined Remington prior to 1995 as Vice President - Human Resources and Customer Service. Mr. Euritt currently serves on the board of directors of Employee Services.com and is the Chairman of the compensation committee.

         Samuel G. Grecco became Vice President-Business Development and Planning in September 1996 and became Vice President - Business Development and Corporate Secretary in December 1996. From prior to 1995 until June 1996 he was Vice President, Controller and Treasurer of the Company. From June 1996 until September 1996 he was Vice President and Controller of the Company.

         Mark A. Little joined Remington in July 1996 as Director of Planning and Business Development. In September 1996, he became Vice President, Controller and in June 1997, he became Vice President, Chief Financial Officer and Controller. In September 1999, he became Vice President, Chief Financial Officer and Treasurer. From prior to 1995 until joining Remington, Mr. Little held the position of Executive Vice President and Chief Financial Officer of The Pilliod Cabinet Company, now named Pilliod Furniture, Inc.

         Arthur W. Wheaton became Vice President - Sales and Marketing in December 1996 and in December 1997, he became Vice President, General Manager Worldwide Sales. From March 1995 until December 1996 he was Vice President Corporate Marketing. From prior to March 1995 he was Vice President. Mr. Wheaton is currently Chairman of the Board of Directors of the Sporting Arms and Ammunition Manufacturer's Institute, and serves on the Board of the National Shooting Sports Foundation, the Wildlife Management Institute and Congressional Sportsman Foundation.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Members of the Board of Directors of Remington and Holding who are not employees of the Company or CD&R (each, an "Eligible Director") receive a per meeting fee of $1,000 for each Remington board and committee meeting attended and an annual retainer of $20,000. An additional per meeting fee of $1,000 is paid to the chairman of each committee. Members of the Board of Directors of Holding do not receive any additional compensation for their services in such capacity. All directors are reimbursed for reasonable travel and lodging expenses incurred to attend meetings. Each Eligible Director was also eligible to participate in the RACI Holding, Inc. 1994 Directors' Stock Plan (the "1994 Directors' Plan") under which a director could forego part or all of the annual retainer and meeting fee payable to him for calendar years 1995-1997 in exchange for shares of the Holding's Common Stock. The number of shares payable was determined by dividing (i) the amount of cash retainer fees foregone with respect to services provided during a calendar year by (ii) the greater of (x) the fair market value of a share of Common Stock as of the last day of such calendar year and (y) $100. During 1999, 1,800 shares of Common Stock were issued under this Plan. The 1994 Directors' Plan terminated in 1998. Effective July 1, 1997 under the RACI Holding, Inc. Director Stock Purchase Plan (the "1997 Directors' Plan"), the Company offered each Eligible Director the opportunity to purchase up to 2,500 shares of Common Stock at a purchase price per share of $100. The 1997 Directors' Plan extends until July 1, 2002. As of the date of this report, 11,250 shares and 1,250 matching shares of Common Stock have been issued under the 1997 Directors' Plan.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table summarizes the compensation paid by Remington to each person who served as its Chief Executive Officer during 1999 and to each of the Company's four other most highly compensated executive officers (the "Named Executive Officers") during or with respect to the 1997, 1998 and 1999 fiscal years for services in all capacities rendered to the Company for such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM
                                                                                          COMPENSATION
                                                                                          ------------
                                                                                             AWARDS
                                                         ANNUAL COMPENSATION                 ------
                                              -------------------------------------------      (G)              (I)
                                                                                (E)        SECURITIES        ALL OTHER
                 (A)                    (B)      (C)            (D)        OTHER ANNUAL    UNDERLYING      COMPENSATION
     NAME AND PRINCIPAL POSITION       YEAR   SALARY($)      BONUS($)     COMPENSATION($)  OPTIONS(#)           ($)
     ---------------------------       ----   ---------      --------     ---------------  ----------      ------------

Leon J. Hendrix, Jr................... 1997       --            --              --             --               --
   Chairman and Chief Executive        1998       --            --              --             --               --
   Officer (1)                         1999       --            --              --             --               --
Thomas L. Millner..................... 1997    350,016        437,500           --             --             8,951(2)
   President and Chief Executive       1998    376,260          6,800           --             --           464,151(3)
   Officer                             1999    385,000         10,310           --            7,776         876,519(4)
Robert L. Euritt...................... 1997    152,500        165,000        36,818(5)          500           4,575(6)
   Vice President-Human Resources      1998    165,000          2,400        37,853(5)         --           160,950(7)
    And Customer Service               1999    170,333        149,500        35,383(5)        4,750         355,155(8)
Ronald H. Bristol, II................. 1997    145,000        162,525           --            1,500           4,350(6)
   Vice President, General Manager     1998    165,000            100           --             --           162,550(7)
    -Firearms                          1999    175,000        159,800           --            2,288         162,852(8)
Mark A. Little........................ 1997    152,500        165,000           --            1,000           6,176(2)
   Vice President, Chief  Financial    1998    165,000          2,400           --             --           164,801(3)
    Officer and Treasurer              1999    178,333        103,450           --            4,255         366,596(4)
Arthur W. Wheaton..................... 1997    137,300        123,400         5,000(9)          500           4,119(6)
   Vice President, General Manager     1998    165,000          2,200           --             --           144,550(7)
    -Worldwide Sales                   1999    169,000         75,250           --            1,198         219,030(10)

(1) Mr. Hendrix is a principal of CD&R and received no compensation directly from Remington for his services as Chairman and Chief Executive Officer. Mr. Hendrix has served in the capacity of Chairman since December 1997. He also served as Chief Executive Officer from December 1997 until April 1999 when Mr. Millner was appointed Chief Executive Officer. Remington pays CD&R an annual fee (amounting to $400,000 in each 1999, 1998 and 1997) for management consulting services (see "Certain Relationships and Related Transactions" below) which include Mr. Hendrix's services as Chairman and Chief Executive Officer.

(2) Amount reflects premiums paid by the Company for a Disability Insurance Policy, Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plan.

(3) Amount reflects premiums paid by the Company for a Disability Insurance Policy, Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plan and deferred stock issuance in lieu of bonus.

(4) Amount reflects premiums paid by the Company for a Disability Insurance Policy, Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plan, deferred matching share awards valued at $200 per share, interest paid due to delayed bonus payment and deferred stock issuance in lieu of bonus.

(5) Amount reflects reimbursements for temporary living expenses incurred by the Named Executive Officer.

(6) Reflects Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plan.

(7) Reflects Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plan and deferred stock issuance in lieu of bonus.

(8) Reflects Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plan, deferred matching share awards valued at $200 per share and interest paid due to delayed bonus payment.

(9)  Reflects amount awarded to Named Executive Officer for the sale of a home.

(10) Reflects Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plan, deferred matching share awards valued at $200 per share, interest paid due to delayed bonus payment and deferred stock issuance in lieu of bonus.

                     Option/SAR Grants in Last Fiscal Year

                                                                                            Potential Realized Value/
                                                                                             Assumed Annual Rates of
                                                                                            Stock Price Appreciation
                              Number of          Percentage                                      for Option Term
                              Securities       of Total Options      Exercise               -------------------------
                              Underlying     Granted to Employees     Price    Expiration        5%           10%
Name                       Options Granted      in Fiscal 1999        ($/SH)      Date       ($325.78)     ($518.75)
----                       ---------------   --------------------    --------  ----------    ---------     ---------
Leon J. Hendrix, Jr.                --
Thomas L. Millner                2,276   (A)          7%                200      6/24/09     $ 286,275     $  725,475
Thomas L. Millner                5,500   (B)         17%                200      7/26/09       691,790      1,753,125
Robert L. Euritt                 2,500   (A)          8%                200      6/24/09       314,450        796,875
Robert L. Euritt                   750   (B)          2%                200      6/24/09        94,335        239,063
Robert L. Euritt                 1,500   (B)          5%                200      7/26/09       188,670        478,125
Mark A. Little                   1,505   (A)          5%                200      6/24/09       189,299        479,719
Mark A. Little                   2,750   (B)          9%                200      7/26/09       345,895        876,563
Ronald H. Bristol, II              788   (A)          2%                200      6/24/09        99,115        251,175
Ronald H. Bristol, II            1,500   (B)          5%                200      7/26/09       188,670        478,125
Arthur W. Wheaton                  698   (A)          2%                200      6/24/09        87,794        222,488
Arthur W. Wheaton                  500   (B)          2%                200      7/26/09        62,890        159,375


(A) Subject to the Named Executive Officer's continued employment, the options become exercisable in two equal installments based on the earnings performance of Holding in the years 1999 and 2000, but no later than 2008, subject to acceleration under certain circumstances.

(B) Subject to the Named Executive Officer's continued employment, the options become exercisable in three equal installments on each of the third, fourth, and fifth anniversaries of the date of grant, subject to acceleration under certain circumstances.

            AGGREGATED OPTION EXERCISES AND FY-END OPTION VALUE TABLE

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                                    OPTIONS AT              IN-THE-MONEY OPTIONS
                            SHARES ACQUIRED  VALUE REALIZED           FY-END                      AT FY-END
NAME                        ON EXERCISE (#)       ($)         EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE(1)
----                        ---------------  --------------   -------------------------  ----------------------------
Leon J. Hendrix, Jr.              --               --                   --                          --
Thomas L. Millner                 --               --             8,638 / 6,638           1,009,140 / 199,140
Robert L. Euritt                  --               --             3,256 / 3,834             298,280 / 148,420
Ronald H. Bristol, II             --               --             1,602 / 2,561             168,860 / 143,530
Mark A. Little                    --               --             1,420 / 3,835             109,300 / 148,350
Arthur W. Wheaton                 --               --             2,516 / 1,182             292,180 / 68,760

(1) Calculated based on a per share price of Holding Common Stock of $230, the estimated fair value as of December 31, 1999, less the exercise price for the option.

PENSION AND RETIREMENT PLAN

         The Remington Arms Company, Inc. Pension and Retirement Plan was established effective December 1, 1993 to provide retirement income and survivor benefits to Remington's employees and their beneficiaries through a tax qualified program. Pension benefits under the Retirement Plan are limited in accordance with the provision of the Internal Revenue Code of 1986, as amended (the "Code"), governing tax qualified pension plans. The Company has adopted a Supplemental Pension Plan effective January 1, 1998 (the "Supplemental Plan" and, together with the Pension and Retirement Plan, the "Pension Plans") that provides for payment to participants of retirement benefits equal to the excess, if any, of 2% of the participant's average monthly pay multiplied by such participant's years of service over the amount actually earned by such participant under the Pension and Retirement Plan. Each of the Named Executive Officers (other than Mr. Hendrix) is eligible to participate in the Pension Plans. Benefits under the Supplemental Plan are not pre-funded; such benefits are paid by the Company when due.

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

         The above table illustrates the estimated annual amounts payable under the Pension Plans, including the Supplemental Plan, in the form of a straight life annuity to employees retiring at age 65 in 1999. Compensation recognized under the Pension Plans generally includes an employee's average compensation for the three consecutive year period in the employee's final ten years of service for which such compensation was the highest. Compensation for this purpose includes overtime, shift differentials and 50% of any incentive compensation award. Compensation does not include awards and payments under any other special compensation plans, payments for severance, relocation or other special payments.

         The years of benefit service and average monthly pay (expressed as an annual amount), recognized as of December 31, 1999, under the Pension Plans for each eligible Named Executive Officer are as follows:


Name                        Years of Service          Average Pay
----                        ----------------          -----------
Thomas L. Millner                  5.6                  $589,600
Robert L. Euritt                   5.3                  $241,400
Ronald H. Bristol, II              4.5                  $241,671
Mark A. Little                     3.5                  $245,800
Arthur W. Wheaton                 33.75                 $226,300

         Mr. Hendrix is not a participant in the Pension Plans.

EXECUTIVE EMPLOYMENT AGREEMENTS

         In June 1999, the Company entered into Executive Employment Agreements with each of the Named Executive Officers, except Mr. Hendrix. The agreements provide continued employment terms and severance terms if employment is terminated under certain conditions. In the event of a termination of the Named Executive Officer's employment by the Company without "cause" (as defined in the agreement) or by such Named Executive Officer for "good reason" (as defined in the agreement), the Named Executive Officer will receive his base salary (as defined in the agreement) for the longer of one year or the period from such date of termination through the end of the term, and a portion of incentive compensation that would have been payable for the calendar year in which his employment terminates. Messrs. Millner and Little's agreements have terms of three years and two years, respectively, and Messrs. Euritt, Bristol and Wheaton's agreements each have terms of one year. The agreements also contain certain non-competition and non-solicitation provisions and provide for the termination of previously existing employment and severance agreements and arrangements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION The Board of

         Directors of the Company established a Compensation Committee to review all compensation arrangements for executive officers of the Company. The individuals serving on the Compensation Committee during 1999 were Richard A. Gilleland, Chairman, Leon J. Hendrix, Jr. and Richard E. Heckert. Mr. Hendrix has served as Chairman of the Company since December 1997 and Chief Executive Officer from December 1997 to April 1999. Mr. Hendrix is also a principal of CD&R. CD&R receives an annual fee for management and financial consulting services to the Company, including Mr. Hendrix's services as Chairman and Chief Executive Officer of the Company, and reimbursement of out-of-pocket expenses. The consulting fees paid to CD&R were $400,000 for each of 1997, 1998 and 1999. The consulting fees to be paid to CD&R may not exceed $500,000 per year under the terms of the Credit Agreement and the Indenture unless certain requirements are met. Such consulting fees will be reviewed on an annual basis. Holding and the Company have also agreed to indemnify the members of the boards employed by CD&R and CD&R against certain liabilities incurred under the federal securities laws, other laws regulating the business of the Company and certain other claims and liabilities with respect to their services for Holding and the Company. Prior to joining the Compensation Committee, Mr. Heckert served as Chairman of the Board and Chief Executive Officer of DuPont from May 1986 to April 1989, and also served as a director of DuPont from April 1989 to April 1994.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Holding owns all of the outstanding common stock (par value $.01 per share) of Remington. Each share of common stock is entitled to one vote. The following table sets forth the beneficial ownership, as of March 22, 2000, of Common Stock by each director of Holding, by all directors and executive officers of Holding as a group, by each Named Executive Officer, and by each person who owns beneficially more than five percent of the outstanding shares of Common Stock:

                                                 NUMBER               PERCENT
NAME OF BENEFICIAL OWNER                        OF SHARES            OF CLASS
------------------------                        ---------            --------

The Clayton & Dubilier Private Equity
  Fund IV Limited Partnership (1)                750,000                97.6
B. Charles Ames (2)                                   --                --
Michael G. Babiarz                                    --                --
Leon J. Hendrix, Jr. (2)                              --                --
Hubbard C. Howe (2)                                   --                --
Joseph L. Rice, III (2)                               --                --
Stephen D. Bechtel                                 2,500                 *
Bobby R. Brown                                     2,700                 *
Richard A. Gilleland                               2,700                 *
Richard E. Heckert                                 2,700                 *
Ulrich Middelmann                                     --                --
H. Norman Schwarzkopf (3)                          1,650                 *
Thomas L. Millner (4)                              8,638                 1.1
Robert L. Euritt (4)                               4,976                 *
Arthur W. Wheaton (4)                              2,516                 *
Mark A. Little (4)                                 2,145                 *
Ronald H. Bristol, II (4)                          1,602                 *
Executive officers and directors as
  a group (2)(3)(5)                               40,763                 5.3
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

(3)  Excludes 1,250 deferred shares held by Mr. Schwarzkopf, director.

(4) Includes 8,638, 3,256, 2,516, 1,420, 1,602 shares that may be acquired upon exercise of options by Messrs. Millner, Euritt, Wheaton, Little and Bristol, respectively. Excludes 8,078, 2,530, 2,046, 2,775, 1,576 deferred shares of common stock held by Messrs. Millner, Euritt, Wheaton, Little and Bristol, respectively.

(5) Includes 23,455 shares that may be acquired upon exercise of vested options and excludes 22,192 deferred shares of common stock held by the executive officers as a group.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CD&R AND C&D FUND IV

         C&D Fund IV, which currently is Holding's largest shareholder, is a private investment fund managed by CD&R. Amounts contributed to C&D Fund IV by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged buy-out transactions and in the equity of corporations where the infusion of capital coupled with the provision of managerial assistance by CD&R can be expected to generate returns on investments comparable to returns historically achieved in leveraged buy-out transactions. The general partner of C&D Fund IV is Associates IV. Leon J. Hendrix, Jr., a principal of CD&R, is a director and has served in the capacity of Chairman since December 1997. He also served as Chief Executive Officer from December 1997 until April 1999 when Mr. Millner was appointed Chief Executive Officer. Joseph L. Rice, III and B. Charles Ames are principals of CD&R, general partners of Associates IV, and directors of Remington and Holding. Michael G. Babiarz is a principal of CD&R and director of Remington and Holding. Joseph L. Rice, III is a stockholder of CD&R. Hubbard C. Howe is a director of Remington and a former principal of CD&R.

         CD&R receives an annual fee for management and financial consulting services provided to the Company and reimbursement of out-of-pocket expenses, pursuant to a consulting agreement among Holding, the Company and CD&R. Such services include helping the Company to establish effective banking, legal and other business relationships, and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. In addition, CD&R has agreed to furnish the services of Mr. Hendrix to serve as Chairman of the Company and Holding as a part of the services provided pursuant to that consulting agreement. Mr. Hendrix's compensation from CD&R is established without regard to the extent of particular services provided by Mr. Hendrix to the Company. The number of CD&R employees, and the amount of time spent by them, working with a particular portfolio varies from time to time with the scope and type of services provided. The consulting fees paid to CD&R were $400,000 for each of 1999, 1998 and 1997. The consulting fees to be paid to CD&R may not exceed $500,000 per year under the terms of the Credit Agreement and the Indenture unless certain requirements are met. Such consulting fees will be reviewed on an annual basis and will be calculated with reference to the size and complexity of the Company's business, the type and magnitude of the advisory and management consulting services being provided, the fees being paid to CD&R by other companies for which it provides such services and the fees charged by other managers with comparable organizations for similar services provided to companies in which investment funds managed by such managers have invested.

         The Company paid fees to the law firm of Debevoise & Plimpton during 1999 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton, is married to Joseph L. Rice, III, a director of the Company and a general partner of Associates IV.

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

         C&D Fund IV currently owns 97.6% of the outstanding Common Stock. C&D Fund IV and Holding have entered into a registration rights agreement that, among other things, provides C&D Fund IV and will provide certain other Holding equity holders with certain registration rights with respect to their Common Stock.

STOCK OPTION AND PURCHASE PLANS

         As of December 31, 1999, the Company had reserved 182,780 shares of the Common Stock for issuance in accordance with the terms of the Amended and Restated RACI Holding, Inc. Stock Option Plan (the "Option Plan"), the RACI Holding, Inc. Stock Purchase Plan (the "Purchase Plan"), the RACI Holding, Inc. 1994 Directors' Stock Plan (the "1994 Directors' Plan") and the RACI Holding, Inc. Stock Incentive Plan (the "1999 Stock Incentive Plan"). On July 22, 1997 the Board of Directors of Holding adopted the 1997 Directors' Plan and reserved an additional 12,500 shares of the Common Stock, par value $.01 per share, of Holding for issuance thereunder. As of December 31, 1999, 11,250 shares and 1,250 deferred matching shares of Common Stock have been issued under the 1997 Directors' Plan; 1,800 shares have been issued under the 1994 Directors' Plan; 5,082 shares have been issued, 19,027 deferred shares were awarded and 31,773 options were granted under the 1999 Stock Incentive Plan and no shares of Common Stock have been issued under the Option Plan or the Purchase Plan. As of December 31, 1999, the Company has 182,780 shares of Common Stock reserved for issuance of which 75,533 shares remain available for grant under the above mentioned plans.

         At December 31, 1999 options to purchase 37,065 shares of Common Stock were outstanding, at a per share exercise price of $100, of which 32,397 options were exercisable and options to purchase 31,773 shares of Common Stock were outstanding, at a per share exercise price of $200, of which 6,350 options were exercisable.

         In June 1999, Messrs. Millner, Euritt, Wheaton, Little and Bristol and all executive officers as a group purchased 2,276, 780, 698, 788 and 6,873 deferred shares and 0, 1,720, 0, 725, 4,258 shares of Common Stock of the Company, respectively, at a purchase price of $200 per share. Certain executive officers borrowed an aggregate of $525,400 from the Company to help finance the purchase of their shares (including Messrs. Euritt and Little, who borrowed $100,000 and $75,000, respectively). Interest on such loans is payable annually at an initial rate of 5.79% per annum, adjusted annually. Members of management who purchased shares or deferred shares were also granted options and matching grants of 10,381 deferred shares (including deferred share grants of 2,276, 1,750, 698, 1,505 and 788 to Messrs. Millner, Euritt, Wheaton, Little, and Bristol, respectively). Mr. Schwartzkopf, a director of the Company, purchased 1,250 shares of Common Stock for a purchase price of $200 per share and received a matching grant of 1,250 deferred shares.

         In March 2000, certain members of management acquired an aggregate of 2,469 deferred shares at a purchase price of $230 per share and were granted options to purchase 1,233 shares of Common Stock and received matching grants of 2,469 deferred shares (including 1,763, 325 and 245 matching deferred shares to Messrs. Millner, Wheaton and Little, respectively).

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

3.2 By-Laws of Holding, as amended and restated on July 27, 1999; previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q, filed November 12, 1999, and herein incorporated by reference.

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

10.34   Form of Executive Employment Agreement; previously filed as Exhibit
        10.34 to the Company's Annual Report on Form 10-K, filed March 30, 1999, and herein incorporated by reference.

10.35 Director Stock Subscription Agreement; previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.36   Director Matching Deferred Share Award Agreement; previously filed as
        Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.37   1999 RACI, Holding, Inc. Stock Incentive Plan; previously filed as
        Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.38   Form of Management Stock Subscription Agreement; previously filed as
        Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.39 Form of Management Stock Subscription Agreement - Performance Option; previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.40 Form of Management Stock Subscription Agreement - Service Option; previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.41 Form of Stock Purchase Right Deferred Share Award Agreement; previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.42   Form of Matching Deferred Share Award Agreement; previously filed as
        Exhibit 10.8 to the Company's the Company's Quarterly Report on
        Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.43 Form of Pledge and Security Agreement; previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.44 Form of Promissory Note; previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.45 Profit Based Bonus Plan; previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference

12.1    Computation of Ratio of Earnings to Fixed Charges.

21.1    List of Subsidiaries.

23.1 Consent of PricewaterhouseCoopers LLP as Independent Accountants of the Registrant.

27      Financial Data Schedule.

99.1    Reconciliation of Income (Loss) from Operations to EBITDA.

99.2    Form of Proxy sent to security holders for 2000 annual meeting.

99.3 Notice of Annual Meeting and Instructions sent to security holders for 2000 annual meeting.

(b) FINANCIAL STATEMENT SCHEDULE.

         Reference is made to the Financial Statements of the Company included as Item 8 of this Annual Report on Form 10-K and Schedule II to such Financial Statements appearing on page 56 of this Annual Report on Form 10-K.

(c) REPORTS ON FORM 8-K.

         During the quarter ended December 31, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 22, 2000.

                                RACI HOLDING, INC.

                                By:  /s/ Thomas L. Millner
                                    ----------------------
                                         Thomas L. Millner
                                Chief Executive Officer, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2000.


         /s/Thomas L. Millner            Chief Executive Officer, President and Director
---------------------------------------- (Principal Executive Officer)
           Thomas L. Millner

          /s/ Mark A. Little             Vice President, Chief Financial Officer and Treasurer
---------------------------------------- (Principal Financial and Accounting Officer)
            Mark A. Little

       /s/ Leon J. Hendrix, Jr.          Chairman and Director
----------------------------------------
         Leon J. Hendrix, Jr.

          /s/ B. Charles Ames            Director
----------------------------------------
            B. Charles Ames

        /s/ Michael G. Babiarz           Director
----------------------------------------
          Michael G. Babiarz

      /s/ Stephen D. Bechtel, Jr.        Director
----------------------------------------
        Stephen D. Bechtel, Jr.

          /s/ Bobby R. Brown             Director
----------------------------------------
            Bobby R. Brown

       /s/ Richard A. Gilleland          Director
----------------------------------------
         Richard A. Gilleland

        /s/ Richard E. Heckert           Director
----------------------------------------
          Richard E. Heckert

         /s/ Ulrich Middelmann           Director
----------------------------------------
           Ulrich Middelmann

          /s/ Hubbard C. Howe            Director
----------------------------------------
            Hubbard C. Howe

        /s/ Joseph L. Rice, III          Director
----------------------------------------
          Joseph L. Rice, III

       /s/ H. Norman Schwarzkopf         Director
----------------------------------------
         H. Norman Schwarzkopf

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

         The form of proxy, notice of annual meeting and instructions sent to security holders are attached here to as exhibits 99.2 and 99.3.

                                  EXHIBIT INDEX
                FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1999


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

3.2 By-Laws of Holding, as amended and restated on July 27, 1999; previously filed as Exhibit 3.1 to Quarterly Report on Form 10-Q, filed November 12, 1999, and herein incorporated by reference.

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

10.34   Form of Executive Employment Agreement; previously filed as Exhibit
        10.34 to the Company's Annual Report on Form 10-K, filed March 30, 1999, and herein incorporated by reference.

10.35 Director Stock Subscription Agreement; previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.36   Director Matching Deferred Share Award Agreement; previously filed as
        Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.37   1999 RACI, Holding, Inc. Stock Incentive Plan; previously filed as
        Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.38   Form of Management Stock Subscription Agreement; previously filed as
        Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.39 Form of Management Stock Subscription Agreement - Performance Option; previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.40 Form of Management Stock Subscription Agreement - Service Option; previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.41 Form of Stock Purchase Right Deferred Share Award Agreement; previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.42   Form of Matching Deferred Share Award Agreement; previously filed as
        Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.43 Form of Pledge and Security Agreement; previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.44 Form of Promissory Note; previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.45 Profit Based Bonus Plan; previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference

12.1    Computation of Ratio of Earnings to Fixed Charges.

21.1    List of Subsidiaries.

23.1 Consent of PricewaterhouseCoopers LLP as Independent Accountants of the Registrant.

27      Financial Data Schedule.

99.1    Reconciliation of Income (Loss) from Operations to EBITDA.

99.2    Form of proxy set to security holders for 2000 annual meeting.

99.3 Notice of Annual Meeting and Instructions sent to security holders for 2000 annual meeting.