Form 10-Q
period 2000-03-31
RACI HOLDING INC
filed 2000-05-12
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER: 333-4520

                               RACI HOLDING, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                              51-0350929
         (State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization)           Identification No.)


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

Class A Common Stock, par value $.01 per share, outstanding at May 12, 2000             763,050 shares

Class B Common Stock, par value $.01 per share, outstanding at May 12, 2000                   0 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       RACI HOLDING, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)

                                                                                           March 31,    December 31,
                                                                                             2000           1999
                                                                                         -----------    ------------
                                                                                         (Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents                                                                  $    0.6       $   26.3
Accounts Receivable Trade - net                                                               116.6           56.6
Inventories                                                                                    80.3           70.8
Supplies                                                                                       10.5           10.6
Prepaid Expenses and Other Current Assets                                                       6.9            7.8
Deferred Income Taxes                                                                          10.0            9.1
                                                                                           --------       --------
  Total Current Assets                                                                        224.9          181.2

Property, Plant and Equipment - net                                                            85.8           87.8
Intangibles and Debt Issuance Costs - net                                                      83.5           84.5
Deferred Income Taxes                                                                           4.3            4.3
Other Noncurrent Assets                                                                         1.0            1.0
                                                                                           --------       --------
  TOTAL ASSETS                                                                             $  399.5       $  358.8
                                                                                           ========       ========

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                                                           $   26.7       $   23.7
Book Overdraft                                                                                  6.8            6.4
Short-Term Debt                                                                                 1.0            1.0
Current Portion of Long-Term Debt                                                              20.2           29.2
Product and Environmental Liabilities                                                           2.8            2.6
Income Taxes                                                                                    4.7            0.4
Other Accrued Liabilities                                                                      34.4           26.8
                                                                                           --------       --------
  Total Current Liabilities                                                                    96.6           90.1

Long-Term Debt                                                                                121.3           89.3
Retiree Benefits                                                                               33.6           36.9
Product and Environmental Liabilities                                                           9.7            9.9
                                                                                           --------       --------
  Total Liabilities                                                                           261.2          226.2

Redeemable Deferred Shares of Class A Common Stock, par
   value $.01; 25,718 and 25,869 issued at March 31, 2000
   and December 31, 2000, respectively                                                          5.3            5.4
Redeemable Shares of Class A Common Stock, par
   value $.01; 5,082 issued at March 31, 2000 respectively
   and December 31, 2000, respectively                                                          1.0            1.0

Commitments and Contingencies

Shareholders' Equity
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 763,050 issued and outstanding
   at March 31, 2000 and December 31, 1999, respectively                                         --             --
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                                                       --             --
Paid in Capital                                                                                76.6           76.6
Due from Shareholders                                                                          (0.5)          (0.5)
Accumulated Other Comprehensive Loss                                                           (0.4)          (0.4)
Retained Earnings                                                                              56.3           50.5
                                                                                           --------       --------
        Total Shareholders' Equity                                                            132.0          126.2
                                                                                           --------       --------
  Total Liabilities, Redeemable Shares and Shareholders' Equity                            $  399.5       $  358.8
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

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)

                                                          ------------------------
                                                                Unaudited
                                                          ------------------------
                                                           Year-to-Date March 31,
                                                          ------------------------
                                                            2000           1999
                                                          --------       --------

Sales (1)                                                 $   96.6       $   91.4

Cost of Goods Sold                                            64.3           60.7
                                                          --------       --------

     Gross Profit                                             32.3           30.7

Selling, General and Administrative
  Expenses                                                    17.2           16.7

Research and Development Expenses                              1.7            1.9

Other Expense                                                  0.7            0.8

Restructuring and Nonrecurring Items                            --           (0.2)
                                                          --------       --------

     Operating Profit                                         12.7           11.5

Interest Expense                                               2.9            4.0
                                                          --------       --------

     Profit Before Income Taxes                                9.8            7.5

Provision for Income Taxes                                     4.0            3.0
                                                          --------       --------

     Net Income                                           $    5.8       $    4.5
                                                          ========       ========

Per Share Data:

     Basic Income Per Share                               $   7.34       $   5.92
                                                          ========       ========
     Diluted Income Per Share                             $   7.12       $   5.78
                                                          ========       ========



(1) Sales are presented net of Federal Excise Taxes of $8.0 and $7.5 for the year-to-date periods ended March 31, 2000 and 1999, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in Millions)

                                                                                           -----------------------
                                                                                                  Unaudited
                                                                                           -----------------------
                                                                                            Year-To-Date March 31,
                                                                                           -----------------------
                                                                                            2000           1999
                                                                                           --------       --------

Operating Activities

          Net Cash used in Operating Activities                                            $  (47.3)      $  (40.6)
                                                                                           --------       --------

Investing Activities

             Capital Expenditures                                                              (1.4)          (1.0)
                                                                                           --------       --------

          Net Cash used in Investing Activities                                                (1.4)          (1.0)
                                                                                           --------       --------


Financing Activities

             Net Borrowings under Revolving Credit Facility                                    32.5           47.5
             Repurchase of Senior Subordinated Notes                                             --           (3.8)
             Principal Payments on Long-Term Debt                                              (9.5)          (6.2)
             Net Borrowings on Short-Term Debt                                                   --            0.2
                                                                                           --------       --------

          Net Cash provided by Financing Activities                                            23.0           37.7
                                                                                           --------       --------

Decrease in Cash and Cash Equivalents                                                         (25.7)          (3.9)
Cash and Cash Equivalents at Beginning of Period                                               26.3            4.9
                                                                                           ========       ========
Cash and Cash Equivalents at End of Period                                                 $    0.6       $    1.0
                                                                                           ========       ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
            Condensed Consolidated Statement of Shareholders' Equity
                            and Comprehensive Income
                              (Dollars in Millions)

                                                                          Accumulated
                                                                            Other                     Total
                                                Paid-in     Due from     Comprehensive   Retained  Shareholders'
                                                Capital   Shareholders       Loss        Earnings     Equity
                                                -------   ------------   -------------   --------  -------------

BALANCE, DECEMBER 31, 1999                       $ 77.6      $ (0.5)        $ (0.4)      $ 50.5       $127.2
                                                 ------      ------         ------       ------       ------

   Net Income                                        --          --             --          5.8          5.8
                                                 ------      ------         ------       ------       ------

BALANCE, MARCH 31, 2000 (UNAUDITED)              $ 77.6      $ (0.5)        $ (0.4)      $ 56.3       $133.0
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

         The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         Pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), on December 1, 1993, the Company acquired certain assets and assumed certain liabilities (the "Acquisition") of the Sporting Goods Business formerly operated by E. I. du Pont de Nemours and Company ("DuPont") and one of DuPont's subsidiaries (together with DuPont, the "Sellers").

         These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of RACI Holding, Inc. and Subsidiaries as of and for the year ended December 31, 1999.

         Certain reclassifications were made to the prior period's financial information to conform with the current presentation format.

NOTE 2 - INVENTORIES

         Inventories consisted of the following at:

                                                   March 31,       December 31,
                                                     2000              1999
                                                    ------            ------
                                                  (Unaudited)
          Raw Materials                             $ 15.0            $ 14.9
          Semi-Finished Products                      18.7              18.9
          Finished Product                            46.6              37.0
                                                    ------            ------
               Total                                $ 80.3            $ 70.8
                                                    ======            ======

NOTE 3 - LONG-TERM DEBT

         Long-term debt consisted of the following at:


                                                  March 31,         December 31,
                                                     2000              1999
                                                 -----------        ------------
                                                 (Unaudited)
     Credit Agreement:
          Term Loans                                $ 18.3             $ 27.3
          Revolving Credit Facility                   32.5                 --
     9.5% Senior Subordinated Notes due 2003          86.8               86.7
     Capital Lease Obligations                         3.7                4.2
     Other                                             0.2                0.3
                                                    ------             ------
               Subtotal                             $141.5             $118.5
     Less: Current Portion                            20.2               29.2
                                                    ------             ------
               Total                                $121.3             $ 89.3
                                                    ======             ======

         On April 28, 2000 the Company entered into an amended and restated credit agreement with certain lending institutions (the "New Credit Agreement") that provides for aggregate borrowings of $170.0 million under a revolving credit facility (the "New Revolving Credit Facility"). All borrowings under the New Credit Agreement are guaranteed by Holding, and are collateralized by substantially all of the assets of the Company. The Company may borrow up to $170.0 (including certain letters of credit) under the Revolving Credit Facility through September 30, 2003. Financing costs paid in connection with the New Credit Agreement of $3.3 million were capitalized and will be amortized over the remaining term of the New Credit Agreement.

         Borrowings under the New Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus up to 1.25% per annum, or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus up to 2.25% per annum. Upon the Company's delivery to the New Credit Agreement's administrative agent of the Company's quarterly financial statements, the interest rate on the Company's New Credit Agreement borrowings can be reduced by up to 0.5% per annum from levels in effect at April 28, 2000 if the Company has met certain financial ratios, based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and total indebtedness, for the four quarters then ended. Once reduced, such interest rate can also be increased up to 0.5% per annum if the Company no longer meets the financial ratios making it eligible for interest rate reduction. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility. Mandatory prepayments of borrowings may be required under the New Credit Agreement upon the occurrence of certain changes in control.

         Prior to the amendment and restatement on April 28, 2000, the original credit agreement (the "Old Credit Agreement") required the Company to make mandatory prepayments on the Term Loans thereunder annually, in an amount equal to 50% of the Company's Excess Cash Flow (as defined therein) for the preceding fiscal year. The Company had Excess Cash Flow of $4.3 for the year ended December 31, 1999 and accordingly, a prepayment of $2.2 was made on March 31, 2000. In connection with the amendment and restatement, the remaining balance on the Term Loans of $18.3 million was paid.

NOTE 4 - INCOME PER SHARE

      The basic and diluted income per share was determined as follows for the three months ended March 31:

                                                                                         2000           1999
                                                                                        -------        -------
                                                                                             (Unaudited)
     Basic Income Per Share:
           Net Income Available to Common Shareholders                                  $   5.8        $   4.5
           Weighted Average Common Shares                                               790,166        760,000
               Basic Income Per Share                                                   $  7.34        $  5.92

     Diluted Income Per Share:
           Net Income Available to Common Shareholders                                  $   5.8        $   4.5
           Weighted Average Common Shares                                               790,166        760,000
           Effect of Outstanding Options                                                 25,071         18,983
           Weighted  Average Common Shares and Dilutive Potential
           Common Stock                                                                 815,237        778,983
               Diluted Income Per Share                                                 $  7.12        $  5.78
               Options Outstanding at March 31,                                          69,653         37,965

NOTE 5 - REDEEMABLE CLASS A COMMON STOCK

         Certain employees and key management of Holding who hold or have the right to receive (ie: deferred shares) Class A common stock may require Holding to repurchase, under certain conditions, death, disability or retirement at normal retirement age all of the shares. This repurchase right terminates upon the consummation of an initial equity public offering of Holding's Class A common stock. In connection with the redemption feature described above, Holding has classified outside of permanent equity an amount representing the initial fair value of the redeemable shares. These shares have not been marked to market since the events of redemption are considered remote.

NOTE 6 - DIVIDENDS AND OTHER COMPENSATION

         On April 25, 2000, the Company declared a special dividend of $63.933 per share, in an aggregate amount of $49.1 million to all shareholders of record on that date. The Company also declared a special payment to holders of all stock options and deferred shares of $63.933 per share, in an aggregate amount $6.1 million on that date which will be included in the Company's results of operations for the quarter ended June 30, 2000. The special dividend and special payment were paid on April 28, 2000 with proceeds from the borrowings under the New Credit Agreement. All loans due from shareholders were repaid with proceeds from the special dividend and special payment. An unaudited consolidated condensed pro-forma table of capitalization is presented below giving effect to the transaction as of March 31, 2000.

                       RACI Holding, Inc. and Subsidiaries
             Proforma Condensed Consolidated Table of Capitalization
                              (Dollars in Millions)

                                                                                     Proforma
                                                                March 31, 2000     March 31, 2000
                                                                --------------     --------------
                                                                  (Unaudited)       (Unaudited)

     Long-Term Debt, including Current Portion                      $ 141.5            $ 181.2
     Redeemable Deferred Shares                                         5.3                5.3
     Redeemable Shares                                                  1.0                1.0
     Shareholder's Equity                                             132.0               79.6
                                                                    -------            -------
        Total Capitalization                                        $ 279.8            $ 267.1
                                                                    =======            =======

NOTE 7 - SEGMENT INFORMATION

Information on Segments:

                                                                  Three Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                  2000           1999
                                                                -------        --------
                                                                       (Unaudited)
     Net Sales:
          Hunting/Shooting Sports                               $  82.8        $  78.7
          All Other                                                13.8           12.7
                                                                -------        -------
               Consolidated Net Sales                           $  96.6        $  91.4
                                                                =======        =======

     EBITDA:
          Hunting/Shooting Sports                               $  13.6        $  12.8
          All Other                                                 3.2            2.8
                                                                -------        -------
               Consolidated EBITDA                              $  16.8        $  15.6
                                                                =======        =======

                                                                    March 31,     December 31,
                                                                      2000            1999
                                                                   -----------    ------------
                                                                   (Unaudited)
     Assets:
          Hunting/Shooting Sports                                   $  251.8        $  189.5
          All Other                                                    147.7           169.3
                                                                    --------        --------
               Consolidated Assets                                  $  399.5        $  358.8
                                                                    ========        ========

Reconciliation of Reportable Segments:

                                                                       Three Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                      2000            1999
                                                                    --------        --------
                                                                          (Unaudited)
     Consolidated EBITDA                                            $   16.8        $   15.6

     Less:  Interest Expense                                             2.9             4.0
            Depreciation and Amortization(1)                             4.0             3.8
            Other Noncash Charges                                        0.1             0.5
            Nonrecurring and Restructuring Items                          --            (0.2)
                                                                    --------        --------
                                                                         7.0             8.1
                                                                    --------        --------
     Consolidated Profit Before Income Taxes                        $    9.8        $    7.5
                                                                    ========        ========


(1) Excludes amortization of deferred financing costs of $0.4 and $0.5, in 2000 and 1999, respectively, which was included in interest expense.

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

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 March 31, 2000
                                  (Unaudited)

                                                                                                          RACI
                                                                                                         Holding,
                                                                                                         Inc. and
                                                          Holding        Remington      Eliminations    Subsidiaries
                                                          --------       ---------      ------------    ------------
     ASSETS
     Current Assets                                       $     --        $  224.9        $     --        $  224.9
     Receivable from Remington                                 7.4              --             7.4              --
     Receivable from RACI Holding, Inc.                         --             0.1             0.1              --
     Noncurrent Assets                                       131.0           174.6           131.0           174.6
                                                          --------        --------        --------        --------
             Total Assets                                 $  138.4        $  399.6        $  138.5        $  399.5
                                                          ========        ========        ========        ========

     LIABILITIES AND
     SHAREHOLDERS' EQUITY
     Current Liabilities                                  $     --        $   96.6        $     --        $   96.6
     Payable to RACI Holding, Inc.                              --             7.4             7.4              --
     Payable to Remington                                      0.1              --             0.1              --
     Noncurrent Liabilities                                     --           164.6              --           164.6
     Redeemable Shares                                         6.3              --              --             6.3
     Shareholders' Equity                                    132.0           131.0           131.0           132.0
                                                          --------        --------        --------        --------
            Total Liabilities and
                Shareholders' Equity                      $  138.4        $  399.6        $  138.5        $  399.5
                                                          ========        ========        ========        ========

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1999

                                                                                                          RACI
                                                                                                        Holding,
                                                                                                        Inc. and
                                                          Holding       Remington      Eliminations    Subsidiaries
                                                          --------      ---------      ------------    ------------
     ASSETS
     Current Assets                                       $     --        $  181.2        $     --        $  181.2
     Receivable from Remington                                 7.5              --             7.5              --
     Receivable from RACI Holding, Inc.                         --             0.1             0.1              --
     Noncurrent Assets                                       125.2           177.6           125.2           177.6
                                                          --------        --------        --------        --------
          Total Assets                                    $  132.7        $  358.9        $  132.8        $  358.8
                                                          ========        ========        ========        ========

     LIABILITIES AND
     SHAREHOLDERS' EQUITY
     Current Liabilities                                  $     --        $   90.1        $     --        $   90.1
     Payable to Remington                                      0.1              --             0.1              --
     Payable to RACI Holding, Inc.                              --             7.5             7.5              --
     Noncurrent Liabilities                                     --           136.1              --           136.1
     Redeemable Shares                                         6.4              --              --             6.4
     Shareholders' Equity                                    126.2           125.2           125.2           126.2
                                                          --------        --------        --------        --------
          Total Liabilities and
               Shareholders' Equity                       $  132.7        $  358.9        $  132.8        $  358.8
                                                          ========        ========        ========        ========


                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                          RACI
                                                                                                        Holding,
                                                                                                        Inc. and
                                                          Holding       Remington      Eliminations    Subsidiaries
                                                          --------      ---------      ------------    ------------
     QUARTER ENDED
     MARCH 31, 2000
     Sales                                                $     --        $   96.6        $     --        $   96.6
     Gross Profit                                               --            32.3              --            32.3
     Equity in Earnings of Subsidiary                          5.8              --             5.8              --
     Net Income                                                5.8             5.8             5.8             5.8

     QUARTER ENDED
     MARCH 31, 1999
     Sales                                                $     --        $   91.4        $     --        $   91.4
     Gross Profit                                               --            30.7              --            30.7
     Equity in Earnings of Subsidiary                          4.5              --             4.5              --
     Net Income                                                4.5             4.5             4.5             4.5


NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations and other matters arising in the normal course of business. Under the Asset Purchase Agreement, the Company generally bears financial responsibility for all product liability cases and claims relating to occurrences after the closing of the Acquisition, except for certain cases and claims relating to certain shotguns, all cases and claims relating to discontinued products and for limited other costs. Because the

Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to a fixed amount, with the Sellers retaining liability in excess of such fixed amount and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial conditions or results of operations of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, its accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

NOTE 10 - ACCOUNTING STANDARDS NOT YET ADOPTED

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and related notes of RACI Holding, Inc. ("Holding") and its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiary, Remington International, Ltd. (together with Remington and Holding, the "Company") as of and for the quarter ended March 31, 2000, and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1999, on file with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ended December 31, 2000, in part due to the seasonality of the Company's business.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1999

         Sales. Consolidated Sales for the quarter ended March 31, 2000 increased $5.2 million or 5.7% from the quarter ended March 31, 1999. Although there is an increase in sales from year to year, the Company cannot be assured that this trend will continue due to the relatively mature and highly competitive market in which the Company operates. The following table compares sales by segment for each of the periods ended March 31:

                                               Three Months Ended March 31,
                                        ---------------------------------------
                                                  Percent               Percent
                                         2000    of Total      1999    of Total
                                        ---------------------------------------
        Net Sales
          Hunting/Shooting Sports       $82.8       86%       $78.7       86%
          All Other                      13.8       14%        12.7       14%
                                        -----                 -----
             Consolidated Net Sales     $96.6      100%       $91.4      100%
                                        =====                 =====


         Hunting/Shooting Sports sales increased $4.1 million or 5.2% in the first quarter of 2000 as compared to the same period in 1999. Firearm sales of $48.8 million for the quarter ended March 31, 2000 decreased $1.4 million or 2.8% from the quarter ended March 31, 1999, primarily as a result of lower sales volumes in all firearms categories partially offset by higher overall pricing of firearms products. Ammunition sales of $34.0 million for the quarter ended March 31, 2000 increased $5.5 million or 19.3% from the same quarter in 1999, primarily resulting from higher sales volumes of shotshell and centerfire rifle ammunition combined with higher overall pricing in ammunition products offset by lower sales volumes of rimfire ammunition.

         Sales of all other products, including fishline, accessories, targets and powder metal products increased period over period by $1.1 million or 8.7%, primarily attributable to an increase in sales in fishing and accessory products. During the first quarter of 2000, sales in fishing and accessory products increased $1.0 million, or 9.9%, from the first quarter of 1999 as a result of higher sales volumes attributable to new product introductions of fishline and gun safes, slightly offset by lower overall pricing in fishline products.

         Cost of Goods Sold. Cost of goods sold for the quarter ended March 31, 2000 increased to $64.3 million, an increase of $3.6 million or 5.9% from the March 31, 1999 level of $60.7 million. The increase resulted primarily from higher sales volumes in the ammunition and fishing product lines partially offset by lower sales volumes in firearms products. Cost of goods sold as a percentage of sales for the first quarter of 2000 was 66.6% slightly unfavorable to the same period in 1999 by 0.2%.

         Operating Expenses. Operating expenses consist of selling, general and administrative expenses, research and development expense and other expense. Operating expenses for the quarter ended March 31, 2000 were $19.6 million, an increase of $0.4 million, or 2.1%, from $19.2 million for the same period in 1999.

         Selling, general and administrative expenses for the first quarter of 2000 were $17.2 million, an increase of $0.5 million, or 3.0% from $16.7 million for the first quarter of 1999. The increase between the two periods was primarily attributable to the Company's contributions in 2000 to The Hunting and Shooting Sports Heritage Fund and higher compensation expense partially offset by planned decreases in marketing communication expenses.

         Restructuring and Nonrecurring Items. During 1999 the Company reduced the restructuring reserve by $0.2 million to eliminate estimated restructuring accruals not realized. There were no restructuring or nonrecurring expenses in 2000.

         Interest Expense. Interest expense for the quarter ended March 31, 2000 was $2.9 million, a decrease of $1.1 million, or 27.5%, from the same period ended March 31, 1999. The decrease in interest expense between periods was principally due to a reduction in average outstanding debt on the Company's Revolving Credit Facility (the "Revolving Credit Facility") and lower term debt levels resulting from scheduled debt repayments slightly offset by an increase in the interest rates on both the term debt and Revolving Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. Net cash used in operating activities was $47.3 million and $40.6 million for the three month periods ended March 31, 2000 and 1999, respectively. The increase in cash used in operating activities compared to the same period in 1999 resulted primarily from an increase in the change in working capital components partially offset by improved earnings. Accounts receivable increased $60.0 million from December 31, 1999 to $116.6 million primarily as a result of approximately $40.8 million of firearms sales on extended terms. These terms provide cash discount incentives and require payment by September 2000. Inventories increased $9.5 million from December 31, 1999 to $80.3 million as a result of the seasonality of the business. See "--Seasonality." Accounts payable increased $3.4 million from December 31, 1999 to $33.5 million as a result of the Company's on going focus on the management of working capital. Net cash used in investing activities in the first three months of 2000 and 1999 were $1.4 million and $1.0 million, respectively, consisting of capital expenditures for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities. Net cash provided by financing activities during the first three months of 2000 and 1999 were $23.0 million and $37.7 million, respectively. The decrease in cash used in financing activities primarily resulted from lower borrowings under the revolving credit facility, partly offset by principal payments on outstanding indebtedness.

         Working Capital. Working capital increased to $128.3 million at March 31, 2000 from $91.1 million at December 31, 1999, primarily as a result of the increases in accounts receivable and inventories, partly offset by the increase in accounts payable and other accrued liabilities. See "--Cash Flows." The seasonality of the Company's business causes accounts receivable and inventories generally to be higher in the first three quarters of the year. See "--Seasonality." The Company continues to focus on working capital management, including the collection of accounts receivable, maintaining inventory levels in line with sales projections and management of accounts payable.

         Capital Expenditures. Capital expenditures for the three months ended March 31, 2000 were $1.4 million, principally for replacement equipment and improvement projects concentrated on enhancing the efficiency at existing facilities.

         Liquidity. The Company incurred substantial indebtedness in connection with the Acquisition. As of March 31, 2000, the Company had outstanding $141.5 million of indebtedness, consisting of approximately $86.8 million ($86.9 million face amount) of the Notes, $18.3 million in term loan borrowings and $32.5 million in revolving credit borrowings under the Company's Senior Credit Facility, $3.7 million in capital lease obligations and $0.2 million of other long-term debt. As of March 31, 2000, the Company also had aggregate letters of credit outstanding of $3.6 million. The Company's revolving credit facility had $113.9 million available for borrowing as of March 31, 2000.

         At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Company's Senior Credit Facility. On April 28, 2000, the Company entered into an amended and restated credit agreement (the "New Credit Agreement") which provides for a revolving credit facility of $170.0 million (the "New Revolving Credit Facility"). See "--Credit Agreement." In connection with the transaction, the outstanding balance of $18.3 million on the Term Loans was repaid. The Company also paid a special dividend of $49.1 million and a special payment of $6.1 million on April 28, 2000. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the New Revolving Credit Facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. See "--Cash Flows."

         Prior to the amendment and restatement on April 28, 2000, the original credit agreement (the"Old Credit Agreement") required the Company to make mandatory prepayments on the Term Loans thereunder annually, in an amount equal to 50% of the Company's Excess Cash Flow (as defined therein) for the preceding fiscal year. The Company had excess cash flow under the Old Credit Agreement of $4.3 million for the year ended December 31, 1999 and accordingly made a prepayment of $2.2 million on March 31, 2000. In connection with the amendment and restatement, the remaining balance of the Term Loans under the Old Credit Agreement of $18.3 million was paid.

         Credit Agreement. Effective April 28, 2000, the Company entered into the New Credit Agreement with The Chase Manhattan Bank ("Chase"), Bank of America, N.A. ("BofA"), Goldman Sachs Credit Partners L.P. ("GSCP"), and certain other lenders. The New Credit Agreement provides for a Revolving Credit Facility of $170.0 million with a final maturity of September 30, 2003. Up to $15.0 million of the New Revolving Credit Facility availability may be used for letters of credit.

         The obligations under the New Credit Agreement are guaranteed by Holding and are secured by a pledge of the Company's capital stock and by pledges of and security interests in substantially all the Company's property and assets. The New Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of April 28, 2000, the Company was in compliance in all material respects with the financial covenants under the New Credit Agreement.

         Loans under the New Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus up to 1.25% per annum, ("ABR Loans") or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus up to 2.25% per annum ("Eurodollar Loans"). The Company's interest rate margin for the first six months under the New Credit Agreement is set at 1.0% and 2.0% for ABR Loans and Eurodollar Loans, respectively. The interest rate on the New Company's Credit Agreement borrowings can be reduced by up to 0.5% and be increased by up to 0.25% from the levels originally in effect at the end of the six month period if the Company meets a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended. Once reduced, such interest rate can also be increased up to 1.25% per annum on ABR Loans and 2.25% per annum on Eurodollar Loans if the Company no longer meets the financial ratio making it eligible for the interest rate reduction.

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

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

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

YEAR 2000 COMPLIANCE

         The Company has completed all phases of its year 2000 compliance project. As of the filing date the Company has experienced no significant disruptions to its business resulting from failures of the Company's internal computer system or its critical suppliers' and business partners' processes or systems as a result of the year 2000 issue. Although the Company believes that it has successfully avoided any significant disruption, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions, most particularly any month-end, quarter-end and year-end processing that has yet to be executed in a production environment. The costs associated with the year 2000 computer problem as of March 31, 2000 have not been material to the Company.

REGULATORY DEVELOPMENTS

         The Brady Handgun Violence Prevention Act of 1993 (the "Brady Bill"), which was extended in 1998 to include shotguns and rifles, mandates a national system of instant background checks for all firearm purchases from federally-licensed firearms retail dealers. Legislation has been proposed to further extend this system to sales made by non-retail sellers at gun shows.

         State and local laws and regulations vary significantly in the level of restrictions they place on gun manufacture, ownership and transfer. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Although many states have mandatory waiting period laws for handguns in effect, there are currently few restrictive state regulations applicable to handgun ammunition. The Company's current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of "assault weapons."

         The Company believes that recent federal, state and local legislation relating to the regulation of firearms and ammunition has not had a material adverse effect on its sale of these products to date. However, there can be no assurance that federal, state, local or foreign regulation of firearms or ammunition will not become more restrictive in the future and that any such development would not have a material adverse effect on the business of the Company.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's belief that the market for firearms and ammunition will remain flat, at least in the near term and (b) the Company's intention to respond to competitive pressure, which may affect quarterly results; (ii) the statements in "-Liquidity and Capital Resources - Cash Flows" concerning the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the revolving credit facility; (iii) the statement in "Statements of Financial Accounting Statements Not Yet Adopted" concerning the Company's belief that adoption of SFAS No. 133 would not have a material adverse effect on financial position of results of operations; (iv) the statement in "Year 2000 Compliance" concerning the Company's belief that it has avoided any significant disruption;
(v) the statements in "Legal Proceedings" concerning (a) the Company's belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company and (b) the Company's anticipation that because of the nature of its products, it will continue to be involved in product liability cases and claims in the future; and (vi) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

         Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Results of Operations for the Three Month Period Ended March 31, 2000 as Compared to the Three Month Period Ended March 31, 1999", "-Liquidity and Capital Resources" and "Legal Proceedings"), in the Company's Annual Report on Form 10-K for the period ended December 31, 1999, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company's products. At March 31, 2000, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.1 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of March 31, 2000. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes.

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

         As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of March 31, 2000, 24 individual bodily injury cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, some of these cases seek punitive as well as compensatory damages. Of these pending individual cases, approximately three involve either discontinued products or pre-Closing occurrences, for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 21 of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement; the Sellers have some responsibility for the costs of four of these cases involving certain shotguns, as described below. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

         As a manufacturer of shotguns and rifles, Remington has been named in only one of the approximately 30 recent actions brought by certain municipalities, primarily against manufacturers and sellers of handguns. In City of Boston et al. v. Smith & Wesson et al., filed in Superior Court, Suffolk County, Massachusetts, on June 2, 1999 the City of Boston and the Boston Public Health Commission claim, among other allegations, that industry distribution practices of the defendants' (including handgun and long gun manufacturers) permit firearms to enter a secondary market, from which guns may be obtained by unauthorized users, and that defendants have failed to include adequate safety devices in their firearms to prevent unauthorized use. Plaintiffs seek injunctive relief and monetary damages (consisting of the cost of providing certain city services and lost tax and other revenues.) Briefing is complete for defendants' consolidated motion to dismiss, which is presently scheduled for oral argument on May 24, 2000.

         Remington is not named in Chicago v. Beretta U.S.A. Corp., another such municipal cost recovery case. However, a motion to intervene was filed in November 1998 seeking to name as additional defendants unidentified "ammunition manufacturers." A second motion for the same purpose was filed by a different entity in February 2000. Such intervention has not been permitted by the Cook County Court, in which the Chicago case is pending.

         Remington has been named in NAACP et al. v. A.A. Arms, Inc. et al, a lawsuit filed in federal court in the Eastern District of New York by the National Association for the Advancement of Colored People on July 16, 1999, against more than a hundred defendants involved in the manufacture of firearms. The complaint, as amended in October 1999 to add the National Spinal Cord Injury Association as a plaintiff, purports to seek injunctive relief rather than monetary damages and contains allegations about defendants' manufacturing and distribution practices similar to those in the Boston complaint described above. Plaintiffs purport to limit their claims to the manufacture and sale of handguns. Remington has not made or sold handguns, as that term is conventionally understood, for 60 years.

         In recognition of and support of certain legal and legislative initiatives, the firearms industry has established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. The Company contributes a percentage of its domestic net revenue from sales of its hunting and shooting sports-related products to this organization.

         Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to a fixed amount, with the Sellers retaining liability in excess of such fixed amount and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, its accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits

 4.1 Amended and Restated Credit Agreement, dated as of April 28, 2000, among Remington, The Chase Manhattan Bank, as Administrative Agent and the other lenders named therein.

 4.2 Borrower Stock Pledge Agreement, dated as of April 28, between Remington and The Chase Manhattan Bank, as Administrative Agent.

 4.3 Borrower Security Agreement, dated as of April 28, between Remington and The Chase Manhattan Bank, as Administrative Agent.

 4.4 Borrower Patent and Trademark Security Agreement, dated as of April 28, between Remington and The Chase Manhattan Bank, as Administrative Agent.

 4.5 Holding Stock Pledge Agreement, dated as of April 28, between Remington and The Chase Manhattan Bank, as Administrative Agent.

 4.6 Holding Guarantee, dated as of April 28, between Remington and The Chase Manhattan Bank, as Administrative Agent.

27.1     Financial Data Schedule.

99.1     Reconciliation of Income from Operations to EBITDA.


(b) Reports on Form 8-K

    During the quarter ended March 31, 2000, the Company filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RACI HOLDING, INC.

                                             /s/ Mark A. Little
                                     -----------------------------------------
                                                 Mark A. Little
                                     Executive Vice President, Chief Financial
                                     Officer and Chief Administrative Officer
                                     (Principal Financial Officer)



May 12, 2000

                                INDEX TO EXHIBITS


Exhibit No.                Description
-----------                -----------

 4.1                       Amended and Restated Credit Agreement, dated as of
                           April 28, 2000, among Remington, The Chase Manhattan
                           Bank, as Administrative Agent and the other lenders named therein.

 4.2                       Borrower Stock Pledge Agreement, dated as of April
                           28, between Remington and The Chase Manhattan Bank, as Administrative Agent.

 4.3 Borrower Security Agreement, dated as of April 28, between Remington and The Chase Manhattan Bank, as
                           Administrative Agent.

 4.4 Borrower Patent and Trademark Security Agreement, dated as of April 28, between Remington and The Chase
                           Manhattan Bank, as Administrative Agent.

 4.5 Holding Stock Pledge Agreement, dated as of April 28, between Holding and The Chase Manhattan Bank, as
                           Administrative Agent.

 4.6                       Holding Guarantee, dated as of April 28, between Remington and The Chase Manhattan Bank, as Administrative Agent.

27.1                       Financial Data Schedule.

99.1                       Reconciliation of Income from Operations to EBITDA.