Form 10-Q
period 2000-06-30
RACI HOLDING INC
filed 2000-08-11
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


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

Class A Common Stock, par value $.01 per share,
  outstanding at August 11, 2000                              763,050 shares

Class B Common Stock, par value $.01 per share,
  outstanding at August 11, 2000                                    0 shares

                       RACI HOLDING, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)

                                                         June 30,   December 31,
                                                          2000         1999
                                                         ------       ------
                                                      (Unaudited)
ASSETS
Current Assets
--------------
Cash and Cash Equivalents                                $  1.3       $ 26.3
Accounts Receivable Trade - net                           102.2         56.6
Inventories                                                90.0         70.8
Supplies                                                   10.9         10.6
Prepaid Expenses and Other Current Assets                  11.0          7.8
Deferred Income Taxes                                      10.6          9.1
                                                         ------       ------
  Total Current Assets                                    226.0        181.2

Property, Plant and Equipment - net                        85.3         87.8
Intangibles and Debt Issuance Costs - net                  85.6         84.5
Deferred Income Taxes                                       3.6          4.3
Other Noncurrent Assets                                     0.9          1.0
                                                         ------       ------
  TOTAL ASSETS                                           $401.4       $358.8
                                                         ======       ======

LIABILITIES, REDEEMABLE SHARES AND
   SHAREHOLDERS' EQUITY
Current Liabilities
-------------------
Accounts Payable                                         $ 27.2       $ 23.7
Book Overdraft                                              6.5          6.4
Short-Term Debt                                             1.8          1.0
Current Portion of Long-Term Debt                           1.8         29.2
Product and Environmental Liabilities                       2.3          2.6
Income Taxes                                                 --          0.4
Other Accrued Liabilities                                  37.2         26.8
                                                         ------       ------
  Total Current Liabilities                                76.8         90.1

Long-Term Debt                                            189.6         89.3
Retiree Benefits                                           34.3         36.9
Product and Environmental Liabilities                      10.0          9.9
                                                         ------       ------
  Total Liabilities                                       310.7        226.2

Redeemable Deferred Shares of Class A Common Stock,
   par value $.01; 25,718 and 25,869 issued at
   June 30, 2000 and December 31, 1999, respectively        5.3          5.4
Redeemable Shares of Class A Common Stock, par
   value $.01; 5,082 issued at June 30, 2000 and
   December 31, 1999, respectively                          1.0          1.0

Commitments and Contingencies

Shareholders' Equity
--------------------
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 763,050 issued and outstanding at
   June 30, 2000 and December 31, 1999, respectively         --           --
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                   --           --
Paid in Capital                                            76.6         76.6
Due from Shareholders                                        --         (0.5)
Accumulated Other Comprehensive Loss                       (0.4)        (0.4)
Retained Earnings                                           8.2         50.5
                                                         ------       ------
     Total Shareholders' Equity                            84.4        126.2
                                                         ------       ------
  TOTAL LIABILITIES, REDEEMABLE SHARES AND
     SHAREHOLDERS' EQUITY                                $401.4       $358.8
                                                         ======       ======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)


                                            ------------------------------------------------
                                                               Unaudited
                                            ------------------------------------------------
                                            Quarter Ended June 30,    Year-to-Date June 30,
                                            ----------------------   -----------------------
                                               2000        1999         2000         1999
                                            ----------  ----------   ----------   ----------

Sales (1)                                     $101.5       $95.9       $198.1       $187.3

Cost of Goods Sold                              68.1        65.6        132.4        126.3
                                              ------       -----       ------       ------

     Gross Profit                               33.4        30.3         65.7         61.0

Selling, General and Administrative
  Expenses                                      18.7        15.1         35.9         31.8

Research and Development Expenses                1.6         1.9          3.3          3.8

Other Expense                                    7.0         4.1          7.7          4.9

Restructuring and Nonrecurring Items              --         0.2           --           --
                                              ------       -----       ------       ------

     Operating Profit                            6.1         9.0         18.8         20.5

Interest Expense                                 4.4         3.8          7.3          7.8
                                              ------       -----       ------       ------

     Profit Before Income Taxes                  1.7         5.2         11.5         12.7

Provision for Income Taxes                       0.7         2.5          4.7          5.5
                                              ------       -----       ------       ------

     Net Income                               $  1.0       $ 2.7       $  6.8       $  7.2
                                              ======       =====       ======       ======

Per Share Data:

     Basic Income Per Share                   $ 1.26       $3.54       $ 8.59       $ 9.45
                                              ======       =====       ======       ======
     Diluted Income Per Share                 $ 1.22       $3.45       $ 8.32       $ 9.22
                                              ======       =====       ======       ======

Dividend per Common and Redeemable Share      $63.93       $  --       $63.93       $   --
                                              ======       =====       ======       ======

(1) Sales are presented net of Federal Excise Taxes of $8.8 and $7.8 for the quarter ended and $16.8 and $15.3 for the year-to-date periods ended June 30, 2000 and 1999, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in Millions)


                                                         ---------------------
                                                               Unaudited
                                                         ---------------------
                                                         Year-To-Date June 30,
                                                         ---------------------
                                                           2000        1999
                                                         --------    ---------

Operating Activities

  Net Cash used in Operating Activities                   $(42.2)    $ (7.3)
                                                          ------     ------

Investing Activities

    Capital Expenditures                                    (4.6)      (4.9)
                                                          ------     ------

  Net Cash used in Investing Activities                     (4.6)      (4.9)
                                                          ------     ------


Financing Activities

    Net Borrowings under Revolving Credit Facility         101.0       27.0
    Dividends Paid, Net of Shareholder Loan Repayments     (48.6)        --
    Repurchase of Senior Subordinated Notes                   --       (5.5)
    Proceeds from Issuance Common Stock                       --        0.7
    Principal Payments on Long-Term Debt                   (28.1)     (12.4)
    Book Overdraft                                           0.1       (0.8)
    Net Borrowings on Short-Term Debt                        0.8        0.1
    Debt Issuance Costs                                     (3.4)        --
                                                          ------     ------

  Net Cash provided by Financing Activities                 21.8        9.1
                                                          ------     ------

Decrease in Cash and Cash Equivalents                      (25.0)      (3.1)
Cash and Cash Equivalents at Beginning of Period            26.3        4.9
                                                          ======     ======
Cash and Cash Equivalents at End of Period                $  1.3     $  1.8
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

                       RACI HOLDING, INC. AND SUBSIDIARIES
                       Condensed Consolidated Statement of
                  Shareholders' Equity and Comprehensive Income
                              (Dollars in Millions)

                                                                            Accumulated
                                                                                Other                                Total
                                           Paid-in           Due from       Comprehensive       Retained         Shareholders'
                                           Capital         Shareholders          Loss           Earnings             Equity
                                        ---------------    --------------   ---------------   --------------    -----------------

BALANCE, DECEMBER 31, 1999                      $ 76.6            $ (0.5)           $ (0.4)          $ 50.5              $ 126.2
                                        ---------------    --------------   ---------------   --------------    -----------------

    Comprehensive Net Income:
      Net Income                                     -                 -                 -              6.8                  6.8

    Repayment of Loans issued
     under the 1999 Stock Incentive Plan             -               0.5                 -                -                  0.5

    Dividends Paid                                   -                 -                 -            (49.1)               (49.1)
                                        ---------------    --------------   ---------------   --------------    -----------------

BALANCE, JUNE 30, 2000 (UNAUDITED)              $ 76.6               $ -            $ (0.4)           $ 8.2               $ 84.4
                                        ===============    ==============   ===============   ==============    =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements of RACI Holding, Inc. ("Holding") include the accounts of its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiaries, Remington International, Ltd. and RA Brands, L.L.C. (together with Remington and Holding, the "Company"). Holding has no material assets other than its investment in Remington. All intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

NOTE 2 - INVENTORIES

         Inventories consisted of the following at:

                                 June 30,       December 31,
                                  2000              1999
                               -----------      ------------
                               (Unaudited)
   Raw Materials                  $16.3            $14.9
   Semi-Finished Products          19.6             18.9
   Finished Product                54.1             37.0
                                  -----            -----
        Total                     $90.0            $70.8
                                  =====            =====

NOTE 3 - LONG-TERM DEBT

         Long-term debt consisted of the following at:

                                              June 30,    December 31,
                                               2000          1999
                                            -----------   ------------
                                            (Unaudited)
  Term Loans (Paid in 2000)                   $   --        $ 27.3
  Revolving Credit Facility                    101.0            --
  9.5% Senior Subordinated Notes due 2003       86.8          86.7
  Capital Lease Obligations                      3.6           4.2
  Other                                           --           0.3
                                              ------        ------
            Subtotal                          $191.4        $118.5
  Less: Current Portion                          1.8          29.2
                                              ------        ------
            Total                             $189.6        $ 89.3
                                              ======        ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


         On April 28, 2000 the Company entered into an amended and restated credit agreement with certain lending institutions (the "Credit Agreement") that provides for aggregate borrowings of $170.0 million under a revolving credit facility (the "Revolving Credit Facility"). All borrowings under the Credit Agreement are guaranteed by Holding, and are collateralized by substantially all of the assets of the Company. The Company may borrow up to $170.0 million (including certain letters of credit) under the Revolving Credit Facility through September 30, 2003. Financing costs paid in connection with the Credit Agreement of $3.4 million were capitalized and will be amortized over the remaining term of the Credit Agreement. In connection with the amendment and restatement, the remaining balance on the Term Loans of $18.3 million was paid and debt issuance costs of $.3 million were expensed.

         Borrowings under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus up to 1.25% per annum, or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus up to 2.25% per annum. Upon the Company's delivery to the Credit Agreement's administrative agent of the Company's quarterly financial statements, the interest rate on the Company's Credit Agreement borrowings can be reduced by up to 0.5% per annum from levels in effect at April 28, 2000 if the Company has met certain financial ratios, based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and total indebtedness, for the four quarters then ended. Once reduced, such interest rate can also be increased up to 0.5% per annum if the Company no longer meets the financial ratios making it eligible for interest rate reduction. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility. Mandatory prepayments of borrowings may be required under the Credit Agreement upon the occurrence of certain changes in control.

NOTE 4 - INCOME PER SHARE

         The basic and diluted income per share was determined as follows:

                                                                                      (Unaudited)
                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                        June 30,
                                                                         --------                        --------
                                                                  2000            1999             2000           1999
                                                                  ----            ----             ----           ----
Basic Income Per Share:
      Net Income Available to Common Shareholders                  $ 1.0            $ 2.7           $ 6.8          $ 7.2
      Weighted Average Common Shares                             793,850          763,296         792,008        761,666
          Basic Income  Per Share                                  $1.26            $3.54           $8.59          $9.45

Diluted Income Per Share:
      Net Income Available to Common Shareholders                  $ 1.0            $ 2.7           $ 6.8          $ 7.2
      Weighted Average Common Shares                             793,850          763,296         792,008        761,666
      Effect of Outstanding Options                               24,861           18,983          24,952         18,983
      Weighted Average Common Shares and Dilutive Potential
      Common Stock                                               818,711          782,279         816,960        780,649
          Diluted Income Per Share                                 $1.22            $3.45           $8.32          $9.22
          Options Outstanding at June 30                          69,553           53,738          69,553         53,738

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 5 - REDEEMABLE CLASS A COMMON STOCK

         Certain employees and key management of Holding who hold or have the right to receive (i.e.: deferred shares) Class A common stock may require Holding to repurchase, under certain conditions, namely, death, disability or retirement at normal retirement age, all of such shares. This repurchase right terminates upon the consummation of an initial equity public offering of Holding's Class A common stock. In connection with the redemption feature described above, Holding has classified outside of permanent equity an amount representing the initial fair value of the redeemable shares. These shares have not been marked to market since the events of redemption are considered remote.

NOTE 6 - DIVIDENDS AND OTHER COMPENSATION

         On April 25, 2000, the Company declared a special dividend of $63.933 per share, in an aggregate amount of $49.1 million to all shareholders of record on that date. The Company also declared a special payment to holders of all stock options and deferred shares of $63.933 per share, in an aggregate amount $6.1 million on that date which was recorded as other expense. The special dividend and special payment were paid on April 28, 2000 with proceeds from the borrowings under the Credit Agreement. All loans due from shareholders were repaid with proceeds from the special dividend and special payment.

NOTE 7 - SEGMENT INFORMATION

Information on Segments:

                                                   (Unaudited)
                                    ----------------------------------------
                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    -----------------      -----------------
                                     2000        1999       2000       1999
                                    ------      -----      ------     ------
Net Sales:
     Hunting/Shooting Sports        $ 89.9      $81.6      $172.7     $160.3
     All Other                        11.6       14.3        25.4       27.0
                                    ------      -----      ------     ------
          Consolidated Net Sales    $101.5      $95.9      $198.1     $187.3
                                    ======      =====      ======     ======
EBITDA:
     Hunting/Shooting Sports        $ 14.8      $13.7      $ 28.4     $ 26.6
     All Other                         1.7        3.3         4.9        6.0
                                    ------      -----      ------     ------
          Consolidated EBITDA       $ 16.5      $17.0      $ 33.3     $ 32.6
                                    ======      =====      ======     ======

                                                          June 30,  December 31,
                                                            2000       1999
                                                           ------     ------
                                                        (Unaudited)
Assets:
     Hunting/Shooting Sports                               $253.9     $189.5
     All Other                                              147.5      169.3
                                                           ------     ------
          Consolidated Assets                              $401.4     $358.8
                                                           ======     ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


Reconciliation of Reportable Segments:

                                                       (Unaudited)
                                        ----------------------------------------
                                        Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                        -----------------      -----------------
                                         2000        1999       2000       1999
                                        ------      -----      ------     ------
Consolidated EBITDA                     $16.5       $17.0      $33.3      $32.6

Less:  Interest Expense                   4.4         3.8        7.3        7.8
       Depreciation and
          Amortization (1)                4.0         3.9        8.0        7.8
       Other Noncash Charges              0.3         3.9        0.4        4.3
       Nonrecurring and Restructuring
          Items                            --         0.2         --         --
       Special Payment                    6.1          --        6.1         --
                                        -----       -----      -----      -----
                                         14.8        11.8       21.8       19.9
                                        -----       -----      -----      -----
Consolidated Income from
Continuing Operations Before Taxes      $ 1.7       $ 5.2      $11.5      $12.7
                                        =====       =====      =====      =====

(1) Excludes amortization of deferred financing costs of $0.4 and $0.4 and $0.3 and $0.1 loss on early extinguishment of debt for the quarters ended June 30, 2000 and 1999, respectively, and $0.8 and $0.8 amortization of deferred financing costs and $0.3 and $0.2 loss on early extinguishment of debt for the year-to-date periods ended June 30, 2000 and 1999, respectively, which were included in interest expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 8 - FINANCIAL POSITION AND RESULTS OF OPERATIONS OF HOLDING AND REMINGTON

         The following condensed consolidating financial data provides information regarding the financial position and results of operations of Holding and its wholly owned subsidiary, Remington, including Remington's wholly owned subsidiaries Remington International, Ltd. and RA Brands, L.L.C. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company's public securities, Remington's 9.5% Senior Subordinated Notes due 2003, Series B (the "Notes"). Further, the Notes are fully and unconditionally guaranteed by Holding.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  June 30, 2000
                                   (Unaudited)

                                                                        RACI
                                                                      Holding,
                                                                      Inc. and
ASSETS                             Holding  Remington  Eliminations Subsidiaries
------                             -------  ---------  ------------ ------------
Current Assets                      $   --    $226.0      $   --      $226.0
Receivable from Remington              7.9        --         7.9          --
Receivable from RACI Holding, Inc.      --       0.1         0.1          --
Noncurrent Assets                     82.9     175.4        82.9       175.4
                                    ------    ------      ------      ------
   Total Assets                     $ 90.8    $401.5      $ 90.9      $401.4
                                    ======    ======      ======      ======
LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
------------------------
Current Liabilities                 $   --    $ 76.8      $   --      $ 76.8
Payable to RACI Holding, Inc.           --       7.9         7.9          --
Payable to Remington                   0.1        --         0.1          --
Noncurrent Liabilities                  --     233.9          --       233.9
Redeemable Shares                      6.3        --          --         6.3
Shareholders' Equity                  84.4      82.9        82.9        84.4
                                    ------    ------      ------      ------
   Total Liabilities,
     Redeemable Shares and
     Shareholders' Equity           $ 90.8    $401.5      $ 90.9      $401.4
                                    ======    ======      ======      ======

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 1999

                                                                        RACI
                                                                      Holding,
                                                                      Inc. and
ASSETS                             Holding  Remington  Eliminations Subsidiaries
------                             -------  ---------  ------------ ------------
Current Assets                      $   --    $181.2      $   --      $181.2
Receivable from Remington              7.5        --         7.5          --
Receivable from RACI Holding, Inc.      --       0.1         0.1          --
Noncurrent Assets                    125.2     177.6       125.2       177.6
                                    ------    ------      ------      ------
   Total Assets                     $132.7    $358.9      $132.8      $358.8
                                    ======    ======      ======      ======
LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
------------------------
Current Liabilities                 $   --    $ 90.1      $   --      $ 90.1
Payable to Remington                   0.1        --         0.1          --
Payable to RACI Holding, Inc.           --       7.5         7.5          --
Noncurrent Liabilities                  --     136.1          --       136.1
Redeemable Shares                      6.4        --          --         6.4
Shareholders' Equity                 126.2     125.2       125.2       126.2
                                    ------    ------      ------      ------
   Total Liabilities,
     Redeemable Shares and
     Shareholders' Equity           $132.7    $358.9      $132.8      $358.8
                                    ======    ======      ======      ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        RACI
                                                                      Holding,
                                                                      Inc. and
                                   Holding  Remington  Eliminations Subsidiaries
                                   -------  ---------  ------------ ------------
QUARTER ENDED
JUNE 30, 2000
Sales                               $ --      $101.5       $ --        $101.5
Gross Profit                          --        33.4         --          33.4
Equity in Earnings of Subsidiary     1.0          --        1.0            --
Net Income                           1.0         1.0        1.0           1.0

QUARTER ENDED
JUNE 30, 1999
Sales                               $ --      $ 95.9       $ --        $ 95.9
Gross Profit                          --        30.3         --          30.3
Equity in Earnings of Subsidiary     2.7          --        2.7            --
Net Income                           2.7         2.7        2.7           2.7


                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        RACI
                                                                      Holding,
                                                                      Inc. and
                                   Holding  Remington  Eliminations Subsidiaries
                                   -------  ---------  ------------ ------------
SIX MONTHS ENDED
JUNE 30, 2000
Sales                               $ --      $198.1       $ --        $198.1
Gross Profit                          --        65.7         --          65.7
Equity in Earnings of Subsidiary     6.8          --        6.8            --
Net Income                           6.8         6.8        6.8           6.8

SIX MONTHS ENDED
JUNE 30, 1999
Sales                               $ --      $187.3       $ --        $187.3
Gross Profit                          --        61.0         --          61.0
Equity in Earnings of Subsidiary     7.2          --        7.2            --
Net Income                           7.2         7.2        7.2           7.2

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

NOTE 10 - RECENT ACCOUNTING DEVELOPMENTS

         During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133", that revises SFAS No. 133 to become effective in the first quarter of fiscal 2001. The Company is evaluating the provisions of SFAS No. 133, but does not anticipate its adoption to have a material impact on the Company's financial position or results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Holding and its subsidiary, Remington and Remington's wholly owned subsidiaries, Remington International, Ltd. and RA Brands, L.L.C., and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1999, on file with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000, in part due to the seasonality of the Company's business.

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

         Although the Company believes that state, local, and federal regulation has not had a significant influence on the market for its firearms and ammunition products for the periods presented herein, there can be no assurance that the regulation of firearms and ammunition (and consumer concerns about such regulation) will not become more restrictive in the future and that any such development would not adversely affect these markets or the Company. See "-Regulatory Developments" and "Legal Proceedings."

         In light of market constraints on sales growth opportunities and its liquidity and working capital needs, the Company continues to focus on increasing profitability by increasing brand name awareness, introducing new products and containing costs. The Company continues to review all aspects of its operations with a view towards managing costs in response to competitive pressures.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999

         Sales. Consolidated sales for the quarter ended June 30, 2000 increased $5.6 million or 5.8% from the quarter ended June 30, 1999 and consolidated sales for the first six months of the year increased $10.8 million or 5.8% from the same period in 1999. Although there is an increase in sales from quarter to quarter and from year to year, the Company cannot be assured that this trend will continue due to the relatively mature and highly competitive market in which the Company operates. The following tables compare sales by segment for each of the periods ended June 30:

                                        Three Months Ended June 30,
                            -------------------------------------------------
                                          Percent                 Percent
                                 2000    of Total        1999    of Total
                            -------------------------------------------------
Net Sales
  Hunting/Shooting Sports      $ 89.9       89%         $81.6       85%
  All Other                      11.6       11%          14.3       15%
                            -------------------------------------------------
     Consolidated Net Sales    $101.5      100%         $95.9      100%
                            =================================================


                                         Six Months Ended June 30,
                            --------------------------------------------------
                                          Percent                  Percent
                                 2000    of Total         1999    of Total
                            --------------------------------------------------
Net Sales
  Hunting/Shooting Sports      $172.7       87%         $160.3       86%
  All Other                      25.4       13%           27.0       14%
                            --------------------------------------------------
     Consolidated Net Sales   $ 198.1      100%        $ 187.3      100%
                            ==================================================

         Hunting/Shooting Sports sales increased $8.3 million or 10.2% in the second quarter of 2000 as compared to the same period in 1999. Hunting/Shooting Sports sales for the first six months of 2000 increased $12.4 million or 7.7% from the same period in 1999.

         Firearm sales of $51.5 million for the quarter ended June 30, 2000 increased $6.7 million or 15.0% from the quarter ended June 30, 1999, primarily as a result of higher sales volumes in all firearms categories together with higher overall pricing of firearms products. Year-to-date firearms sales were $100.3 million, an increase of $5.3 million, or 5.6%, from the same period in 1999, due to overall higher pricing of firearm products together with an increase in sales volumes of higher priced shotguns partially offset by lower sales volumes in most of the firearm products.

         Ammunition sales of $38.4 million for the quarter ended June 30, 2000 increased $1.6 million or 4.3% from the same quarter in 1999 and year-to-date ammunition sales were $72.4 million, an increase of $7.1 million, or 10.9%, from the same period in 1999. These increases primarily resulted from higher sales volumes of shotshell and centerfire rifle ammunition combined with higher overall pricing in ammunition products (offset by lower sales volumes of rimfire and pistol and revolver ammunition.)

         Sales of all other products, including fishline, accessories, targets and powder metal products decreased in the second quarter 2000 from the same period 1999 by $2.7 million or 18.9%, primarily attributable to a decrease in sales in fishing and accessory products. During the second quarter of 2000, sales in fishing and accessory products decreased $1.9 million, or 18.4%, from the second quarter of 1999 as a result of lower overall sales volumes of fishline and accessory products, slightly offset by sales of gun safes introduced in 2000. Year-to-date sales were $1.6 million, or 5.9% lower than the comparable 1999 period, primarily as a result of lower demand for certain fishline products, slightly offset by sales of new product introductions in fishline and gun safes.

         Cost of Goods Sold. Cost of goods sold for the second quarter of 2000 increased $2.5 million, or 3.8%, from the second quarter of 1999. For the first six months of 2000, cost of goods sold increased $6.1 million, or 4.8%, from the same period in 1999. The increase in both the quarter and year-to-date periods was principally due to increased sales volume in the Hunting/Shooting Sports segment, offset by lower volumes in the All Other segment. As a percentage of sales, cost of goods sold for the second quarter of 2000 decreased to 67.1% from 68.4% and for the first six months of 2000 cost of goods sold decreased to 66.8% from 67.4% due mainly to the combination of higher overall pricing in the Hunting/Shooting Sports segment and increased volumes of higher margin Hunting/Shooting Sports segment products, partially offset by higher other manufacturing costs associated with line enhancement projects and retiree benefit expense.

         Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense, restructuring and nonrecurring items and other income and expense. Operating expenses for the second quarter of 2000 were $27.3 million, an increase of $6.0 million, or 28.2%, from the second quarter of 1999. Year-to-date operating expenses for 2000 were $46.9 million, an increase of $6.4 million, or 15.8%, from the same period of 1999, due primarily to the factors discussed below.

         Selling, general and administrative expenses for the second quarter of 2000 were $18.7 million, an increase of $3.6 million, or 23.8%, from the second quarter of 1999. Year-to-date selling, general and administrative expenses were $35.9 million, a $4.1 million or 12.9% increase from the same year-to-date period in 1999. The increase between the two periods for the quarter and year-to-date was primarily attributable to the Company's contributions in 2000 to The Hunting and Shooting Sports Heritage Fund, higher compensation expense and an increase in bad debt expense partially offset by planned decreases in marketing communications expenses.

         Restructuring and nonrecurring items include $0.2 million in the second quarter of 1999 for nonrecurring professional fees related to a transaction that was not consummated, and a reserve reduction of $0.2 million in the first quarter of 1999 to eliminate estimated restructuring accruals not realized. There were no restructuring or nonrecurring items recorded in either the quarter or year-to-date period ending June 30, 2000.

         Other expense for the quarter and year-to-date period ended June 30, 2000 includes a $6.1 million special payment that was declared on April 25, 2000 to holders of all stock options and deferred shares of $63.933 per share. See
Note 6 of the Notes to Condensed Consolidated Financial Statements herein. Other expense for the quarter and year-to-date period ended June 30, 1999 includes $3.1 million for the Company's portion of expenses incurred in connection with the issuance of stock and the grant of options under the 1999 Stock Incentive Plan.

         Interest Expense. Interest expense for the quarter ended June 30, 2000 was $4.4 million, an increase of $0.6 million, or 15.8%, from the second quarter of 1999. The increase in expense from quarter to quarter was a direct result of increasing interest rates combined with an increase in average outstanding debt. Year-to-date interest expense was $7.3 million, a decrease of $0.5 million, or 6.4% from the same period in 1999. The decrease in interest expense for the year-to-date period was primarily a result of a reduction in borrowings on the term loan offset by higher borrowings on the revolver combined with higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. Net cash used in operating activities was $42.2 million and $7.3 million for the six month periods ended June 30, 2000 and 1999, respectively. Compared to the same period in 1999, the increase in cash used in operating activities resulted primarily from a greater increase in working capital components partially offset by a decrease in earnings. Accounts receivable increased $45.6 million from December 31, 1999 to $102.2 million primarily as a result of approximately $37.4 million of firearms and $16.2 million of ammunition sales on extended terms. Some of these terms provide cash discount incentives and require payment by October 2000. Inventories increased $19.2 million from December 31, 1999 to $90.0 million as a result of the seasonality of the business. See "--Seasonality." Accounts payable increased $3.5 million from December 31, 1999 to $27.2 million as a result of the Company's on-going focus on the management of working capital. Net cash used in investing activities in the first six months of 2000 and 1999 were $4.6 million and $4.9 million, respectively, consisting of capital expenditures for maintenance of operations and improvement projects concentrated on enhancing the efficiency of existing facilities. Net cash provided by financing activities during the first six months of 2000 and 1999 were $21.8 million and $9.9 million, respectively. The increase in cash used in financing activities primarily resulted from higher borrowings under the revolving credit facility used primarily for the dividend to stockholders and the special payment to holders of options and deferred shares, partly offset by higher principal payments on outstanding indebtedness.

         Working Capital. Working capital increased to $149.2 million at June 30, 2000 from $91.1 million at December 31, 1999, primarily as a result of the increase in accounts receivable and inventory and a decrease in the current portion of long-term debt, partially offset by the increases in accounts payable and other accrued liabilities. See "-Cash Flows." The seasonality of the Company's business generally causes accounts receivables and inventory to be higher in the first three quarters of the year. See "-Seasonality." The Company continues to focus on working capital management, including the collection of accounts receivable, maintaining inventory levels in line with sales projections and management of accounts payable.

         Capital Expenditures. Capital expenditures for the six months ended June 30, 2000 were $4.6 million, principally for new equipment related to the manufacture of firearms and ammunition, as well as replacement equipment and improvement projects concentrated on enhancing the operating efficiency throughout existing facilities.

         Liquidity. As of June 30, 2000, the Company had outstanding $191.4 million of indebtedness, consisting of approximately $86.8 million ($87.0 million face amount) of the Company's 9.5% Senior Subordinated Notes due 2003 and $101.0 million in revolving credit borrowings under the Credit Agreement (as defined below) and $3.6 million in capital lease obligations. As of June 30, 2000, the Company also had aggregate letters of credit outstanding of $3.6 million. The Revolving Credit Facility (as defined below) had $65.4 million available for borrowing as of June 30, 2000.

         At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Credit Agreement. On April 28, 2000, the Company entered into an amended and restated credit agreement (the "Credit Agreement") which provides for a revolving credit facility of $170.0 million (the "Revolving Credit Facility.") See "--Credit Agreement." In connection with the transaction, the outstanding balance of $18.3 million on the term loans under the Company's old credit facility was repaid. The Company also paid a special dividend of $49.1 million to stockholders and a special payment of $6.1 million to holders of stock options and deferred shares on April 28, 2000. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. See "--Cash Flows."

         Credit Agreement. Effective April 28, 2000, the Company entered into the Credit Agreement with The Chase Manhattan Bank , Bank of America, N.A., Goldman Sachs Credit Partners L.P., and certain other lenders. The Credit Agreement provides for a Revolving Credit Facility of $170.0 million with a final maturity of September 30, 2003. Up to $15.0 million of the Revolving Credit Facility availability may be used for letters of credit.

         The obligations under the Credit Agreement are guaranteed by Holding and are secured by a pledge of the Company's capital stock and by pledges of and security interests in substantially all the Company's property and assets. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of June 30, 2000, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement.

         Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus up to 1.25% per annum, ("ABR Loans") or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus up to 2.25% per annum ("Eurodollar Loans"). The Company's interest rate margin for the first six months under the Credit Agreement is set at 1.0% and 2.0% for ABR Loans and Eurodollar Loans, respectively. The interest rate on the Company's Credit Agreement borrowings can be reduced by up to 0.5% and be increased by up to 0.25% from the levels originally in effect at the end of the six month period if the Company meets a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended. Once reduced, such interest rate can also be increased up to 1.25% per annum on ABR Loans and 2.25% per annum on Eurodollar Loans if the Company no longer meets the financial ratio making it eligible for the interest rate reduction.

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

RECENT ACCOUNTING DEVELOPMENTS

         During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133", that revises SFAS No. 133 to become effective in the first quarter of fiscal 2001. The Company is evaluating the provisions of SFAS No. 133, but does not anticipate its adoption to have a material impact on the Company's financial position or results of operation.

REGULATORY DEVELOPMENTS

         The Brady Handgun Violence Prevention Act of 1993 (the "Brady Bill"), which was extended in 1998 to include shotguns and rifles, mandates a national system of instant background checks for all firearm purchases from federally-licensed firearms retail dealers, wherever such sales take place. Legislation has been proposed to further extend this system to sales made by non-retail sellers at gun shows.

         State and local laws and regulations vary significantly in the level of restrictions they place on gun manufacture, ownership and transfer. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Although many jurisdictions have mandatory waiting periods or other restrictions on the purchase of handguns, similar limits on handgun ammunition are not widespread. The Company's current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of "assault weapons."

         The Company believes that recent federal, state, local and foreign legislation relating to the regulation of firearms or ammunition has not had a material adverse effect on its sale of these products to date. However, there can be no assurance that such regulation will not become more restrictive in the future or that any such development would not have a material adverse effect on the business of the Company.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's belief that the market for firearms and ammunition will remain flat, at least in the near term and (b) the Company's intention to respond to competitive pressure, which may affect quarterly results; (ii) the statements in "-Liquidity and Capital Resources - Cash Flows" concerning the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility; (iii) the statement in "Recent Accounting Developments" concerning the Company's belief that adoption of SFAS No. 133 would not have a material adverse effect on financial position or results of operations; (iv) the statements in "Quantitative and Qualitative Disclosures About Market Risk" concerning the Company's belief that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company;
(v) the statements in "Legal Proceedings" concerning (a) the Company's belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company and (b) the Company's anticipation that because of the nature of its products, it will continue to be involved in product liability cases and claims in the future; and (iv) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

         Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Results of Operations for the Six Month Period Ended June 30, 2000 as Compared to the Six Month Period Ended June 30, 1999", "-Liquidity and Capital Resources" and "Legal Proceedings"), in the Company's Annual Report on Form 10-K for the period ended December 31, 1999, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company uses commodity futures contracts and options to hedge against the risk of increased prices for lead, copper and zinc to be used in the manufacture of the Company's products. At June 30, 2000, the market value of the Company's outstanding contracts relating to firm commitments and options to purchase lead, copper and zinc were ($0.2) million and $0.2 million, respectively. The outstanding contracts relate to anticipated purchases up to fifteen months from the respective balance sheet date. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of June 30, 2000. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes.

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

         As a result of contractual arrangements, the Company manages the joint defense of product liability litigation for both Remington and the Sellers. As of June 30, 2000, 16 individual bodily injury cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, some of these cases seek punitive as well as compensatory damages. Of these pending individual cases, approximately one involves either discontinued products or pre-Closing occurrences, for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 15 of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement; the Sellers have some responsibility for the costs of 2 of these cases involving certain shotguns, as described below. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.


         In addition, Remington (a manufacturer of shotguns and rifles) is named in only one of the approximately 30 recent actions brought by certain municipalities, primarily against manufacturers and sellers of handguns. In City of Boston et al. v. Smith & Wesson et al., filed in Superior Court, Suffolk County, Massachusetts, on June 2, 1999 the City of Boston and the Boston Public Health Commission claim, among other allegations, that industry distribution practices of the defendants' (including handgun and long gun manufacturers) permit firearms to enter a secondary market, from which guns may be obtained by unauthorized users, and that defendants have failed to include adequate safety devices in their firearms to prevent unauthorized use. Plaintiffs seek injunctive relief and monetary damages (consisting of the cost of providing certain city services and lost tax and other revenues.) Defendants' consolidated motion to dismiss was denied on July 13, 2000 and an interlocutory appeal was filed on August 9, 2000.

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

         Remington also is named in NAACP et al. v. A.A. Arms, Inc. et al, a lawsuit filed in federal court in the Eastern District of New York by the National Association for the Advancement of Colored People on July 16, 1999, against more than a hundred defendants involved in the manufacture of firearms. The complaint, as amended in October 1999 to add the National Spinal Cord Injury Association as a plaintiff, purports to seek injunctive relief rather than monetary damages and contains allegations about defendants' manufacturing and distribution practices similar to those in the Boston complaint described above. Plaintiffs purport to limit their claims to the manufacture and sale of handguns. Remington has not made or sold handguns, as that term is conventionally understood, for over 60 years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 25, 2000, the stockholders of Holding, at their annual meeting, unanimously re-elected in its entirety the board of directors of Holding. On that same day, the stockholders of Remington, at its annual meeting, unanimously re-elected in its entirety the board of directors of Remington. The stockholders of each company also unanimously appointed PricewaterhouseCoopers LLP as the independent public accountants of each company for the fiscal year ending December 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      27.1          Financial Data Schedule.

      99.1          Reconciliation of Income from Operations to EBITDA.


(b) Reports on Form 8-K

    During the quarter ended June 30, 2000, the Company filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RACI HOLDING, INC.


                                    /s/ Mark A. Little
                                    -------------------------------------
                                        Mark A. Little
                                    Executive Vice President, Chief Financial
                                    Officer and Chief Administrative Officer
                                    (Principal Financial Officer)

August 11, 2000

                                INDEX TO EXHIBITS



Exhibit No.                Description
-----------                -----------

   27.1                    Financial Data Schedule.

   99.1                    Reconciliation of Income from Operations to EBITDA.