Form 10-Q
period 2000-09-30
RACI HOLDING INC
filed 2000-11-13
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Class A Common Stock, par value $.01 per share,
  outstanding at November 13, 2000                               763,050 shares

Class B Common Stock, par value $.01 per share,
  outstanding at November 13, 2000                                     0 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       RACI HOLDING, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)

                                                             September 30,   December 31,
                                                                 2000            1999
                                                             -------------   ------------
                                                              (Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents                                      $    3.1       $   26.3
Accounts Receivable Trade - net                                    94.7           56.6
Inventories                                                        87.0           70.8
Supplies                                                           11.1           10.6
Prepaid Expenses and Other Current Assets                           8.8            7.8
Deferred Income Taxes                                              10.5            9.1
                                                               --------       --------
  Total Current Assets                                            215.2          181.2

Property, Plant and Equipment - net                                89.0           87.8
Intangibles and Debt Issuance Costs - net                          84.8           84.5
Deferred Income Taxes                                               3.5            4.3
Other Noncurrent Assets                                             1.0            1.0
                                                               --------       --------
  TOTAL ASSETS                                                 $  393.5       $  358.8
                                                               ========       ========

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                               $   26.3       $   23.7
Book Overdraft                                                      6.6            6.4
Short-Term Debt                                                     1.4            1.0
Current Portion of Long-Term Debt                                   1.4           29.2
Product and Environmental Liabilities                               2.3            2.6
Income Taxes                                                        2.4            0.4
Other Accrued Liabilities                                          45.6           26.8
                                                               --------       --------
  Total Current Liabilities                                        86.0           90.1

Long-Term Debt                                                    165.1           89.3
Retiree Benefits                                                   32.3           36.9
Product and Environmental Liabilities                              10.1            9.9
                                                               --------       --------
  Total Liabilities                                               293.5          226.2

Redeemable Deferred Shares of Class A Common Stock,
  par value $.01; 25,718 and 25,869 issued at
  September 30, 2000 and December 31, 1999, respectively            5.3            5.4
Redeemable Shares of Class A Common Stock, par
   value $.01; 5,082 issued at September 30, 2000
   and December 31, 1999                                            1.0            1.0

Commitments and Contingencies

Shareholders' Equity
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 763,050 issued and outstanding at
   September 30, 2000 and December 31, 1999, respectively            --             --
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                           --             --
Paid in Capital                                                    76.6           76.6
Due from Shareholders                                                --           (0.5)
Accumulated Other Comprehensive Loss                               (0.4)          (0.4)
Retained Earnings                                                  17.5           50.5
                                                               --------       --------
     Total Shareholders' Equity                                    93.7          126.2
                                                               --------       --------
  TOTAL LIABILITIES, REDEEMABLE SHARES AND
    SHAREHOLDERS' EQUITY                                       $  393.5       $  358.8
                                                               ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)

                                            --------------------------------------------------------------------
                                                                         Unaudited
                                            --------------------------------------------------------------------
                                               Quarter Ended September 30,         Year-to-Date September 30,
                                            --------------------------------    --------------------------------
                                                  2000             1999               2000             1999
                                            ---------------   --------------    ---------------   --------------

Sales  (1)                                    $   113.6         $   124.6          $   311.7         $   311.9

Cost of Goods Sold                                 73.5              85.2              205.9             211.5
                                            ---------------   --------------    ---------------   --------------

     Gross Profit                                  40.1              39.4              105.8             100.4

Selling, General and Administrative
  Expenses                                         18.6              16.8               54.5              48.6

Research and Development Expenses                   1.6               1.7                4.9               5.5

Other Expense                                       0.7               0.5                8.4               5.4
                                            ---------------   --------------    ---------------   --------------

     Operating Profit                              19.2              20.4               38.0              40.9

Interest Expense                                    4.5               3.6               11.8              11.4
                                            ---------------   --------------    ---------------   --------------

     Profit Before Income Taxes                    14.7              16.8               26.2              29.5

Provision for Income Taxes                          5.4               6.0               10.1              11.5
                                            ---------------   --------------    ---------------   --------------

     Net Income                               $     9.3         $    10.8          $    16.1         $    18.0
                                            ===============   ==============    ===============   ==============

Per Share Data:

     Basic Income Per Share                   $   11.71         $   13.71          $   20.30         $   23.35
                                            ===============   ==============    ===============   ==============
     Diluted Income Per Share                 $   11.36         $   13.38          $   19.71         $   22.78
                                            ===============   ==============    ===============   ==============

Dividend per Common and Redeemable Share      $      --         $      --          $   63.93         $      --
                                            ===============   ==============    ===============   ==============


(1) Sales are presented net of Federal Excise Taxes of $10.2 and $11.0 for the quarter ended and $27.0 and $26.4 for the year-to-date periods ended September 30, 2000 and 1999, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in Millions)

                                                                           -----------------------------------
                                                                                       Unaudited
                                                                           -----------------------------------
                                                                                Year-To-Date September 30,
                                                                           -----------------------------------
                                                                                2000                  1999
                                                                           --------------         ------------
Operating Activities

          Net Cash (used in) provided by Operating Activities                 $  (7.7)              $  26.7
                                                                           --------------         ------------

Investing Activities

             Capital Expenditures                                               (11.8)                 (8.6)
                                                                           --------------         ------------

          Net Cash used in Investing Activities                                 (11.8)                 (8.6)
                                                                           --------------         ------------


Financing Activities

             Net Borrowings under Revolving Credit Facility                      76.0                   3.0
             Cash Dividends Paid, Net of Shareholder Loan Repayments            (48.6)                   --
             Repurchase of Senior Subordinated Notes                               --                  (5.5)
             Proceeds from Common Stock Issuance                                   --                   0.7
             Principal Payments on Long-Term Debt                               (28.0)                (18.6)
             Book Overdraft                                                       0.2                    --
             Net Borrowings (Payments) on Short-Term Debt                         0.4                  (0.4)
             Debt Issuance Costs Paid                                            (3.7)                   --
                                                                           --------------         ------------

          Net Cash used in Financing Activities                                  (3.7)                (20.8)
                                                                           --------------         ------------

Decrease in Cash and Cash Equivalents                                           (23.2)                 (2.7)
Cash and Cash Equivalents at Beginning of Period                                 26.3                   4.9
                                                                           --------------         ------------
Cash and Cash Equivalents at End of Period                                    $   3.1               $   2.2
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

                       RACI HOLDING, INC. AND SUBSIDIARIES
            Condensed Consolidated Statement of Shareholders' Equity
                            and Comprehensive Income
                              (Dollars in Millions)

                                                                                Accumulated
                                                                                   Other                              Total
                                                Paid-in         Due from       Comprehensive      Retained       Shareholders'
                                                Capital       Shareholders         Loss           Earnings           Equity
                                             -------------    ------------     -------------    ------------     -------------

BALANCE, DECEMBER 31, 1999                       $ 76.6          $ (0.5)          $ (0.4)           $ 50.5           $ 126.2
                                             -------------    ------------     -------------    ------------     -------------

   Comprehensive Net Income:
     Net Income (Unaudited)                          --              --               --              16.1              16.1

   Repayment of Loans issued under the
     1999 Stock Incentive Plan (Unaudited)           --             0.5               --                --               0.5

   Cash Dividends Paid (Unaudited)                   --              --               --             (49.1)            (49.1)
                                             -------------    ------------     -------------    ------------     -------------

BALANCE, SEPTEMBER 30, 2000 (UNAUDITED)             $ 76.6       $   --           $ (0.4)           $ 17.5            $ 93.7
                                             =============    ============     =============    ============     =============












The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements of RACI Holding, Inc. ("Holding") include the accounts of its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiaries, Remington International, Ltd., RA Brands, L.L.C. and RA Factors, L.L.C. (together with Remington and Holding, the "Company"). Holding has no material assets other than its investment in Remington. All intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any future periods.

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

NOTE 2 - INVENTORIES

         Inventories consisted of the following at:

                                                 September 30,    December 31,
                                                     2000             1999
                                                  ---------        ---------
                                                 (Unaudited)
         Raw Materials                            $    16.7        $    14.9
         Semi-Finished Products                        23.2             18.9
         Finished Product                              47.1             37.0
                                                  ---------        ---------
              Total                               $    87.0        $    70.8
                                                  =========        =========

NOTE 3 - LONG-TERM DEBT

         Long-term debt consisted of the following at:

                                                 September 30,    December 31,
                                                     2000            1999
                                                  ---------        ---------
                                                 (Unaudited)
         Term Loans (Paid in 2000)                $      --        $    27.3
         Revolving Credit Facility                     76.0               --
         9.5% Senior Subordinated Notes due 2003       86.8             86.7
         Capital Lease Obligations                      3.7              4.2
         Other                                           --              0.3
                                                  ---------        ---------
                   Subtotal                           166.5            118.5

         Less: Current Portion                          1.4             29.2
                                                  ---------        ---------
                   Total                          $   165.1        $    89.3
                                                  =========        =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


         On April 28, 2000 the Company entered into an amended and restated credit agreement with certain lending institutions (the "Credit Agreement") that provides for aggregate borrowings of $170.0 million under a revolving credit facility (the "Revolving Credit Facility"). All borrowings under the Credit Agreement are guaranteed by Holding, RA Brands, L.L.C. and RA Factors, L.L.C. and are collateralized by substantially all of the assets of the Company. The Company may borrow up to $170.0 million (including certain letters of credit) under the Revolving Credit Facility through September 30, 2003. Financing costs paid in connection with the Credit Agreement of $3.7 million were capitalized and will be amortized over the remaining term of the Credit Agreement. In connection with the amendment and restatement, the remaining balance on the Term Loans of $18.3 million was paid and the remaining unamortized debt issuance costs of $0.3 million were expensed.

         Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum ("ABR Loans"), or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). The Company's interest rate margin for the first six months under the Credit Agreement was set at 1.0% and 2.0% for ABR Loans and Eurodollar Loans, respectively. Effective October 31, 2000, the interest rate margin was adjusted under the Credit Agreement to 0.5% and 1.5% for ABR Loans and Eurodollar Loans, respectively. Each quarter the interest rate margin will be subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility. Mandatory prepayments of borrowings may be required under the Credit Agreement upon the occurrence of certain changes in control.

NOTE 4 - INCOME PER SHARE

         The basic and diluted income per share was determined as follows:

                                                                                      (Unaudited)
                                                                                      -----------
                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
                                                                 ------------------------         ----------------------
                                                                  2000             1999             2000           1999
                                                                  ----             ----             ----           ----
Basic Income Per Share:
      Net Income Available to Common Shareholders                   $9.3            $10.8           $16.1          $18.0
      Weighted Average Common Shares                             793,850          788,409         792,622        770,586
          Basic Income Per Share                                  $11.71           $13.71          $20.30         $23.35

Diluted Income Per Share:
      Net Income Available to Common Shareholders                   $9.3            $10.8           $16.1          $18.0
      Weighted Average Common Shares                             793,850          788,409         792,622        770,586
      Effect of Outstanding Options                               24,666           18,740          24,854         18,901
      Weighted Average Common Shares and Dilutive Potential
        Common Stock                                             818,516          807,148         817,476        789,487
          Diluted Income Per Share                                $11.36           $13.38          $19.71         $22.78
          Options Outstanding at September 30                     69,053           69,113          69,053         69,113

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 5 - REDEEMABLE CLASS A COMMON STOCK

         Certain employees and key management of the Company who hold or have the right to receive (i.e.: deferred shares) Class A common stock may require Holding to repurchase, under certain conditions, namely, death, disability or retirement at normal retirement age, all of such shares. This repurchase right terminates upon the consummation of an initial equity public offering of Holding's Class A common stock. In connection with the redemption feature described above, Holding has classified, outside of permanent equity, an amount representing the initial fair value of the redeemable shares. These shares have not been marked to market since the events of redemption are considered remote.

NOTE 6 - DIVIDENDS AND OTHER COMPENSATION

         On April 25, 2000, the Company declared a special dividend of $63.933 per share, in an aggregate amount of $49.1 million, to all shareholders of record on that date. The Company also declared a special payment to holders of all stock options and deferred shares of $63.933 per share, in an aggregate amount of $6.1 million on that date, which was recorded as other expense. The special dividend and special payment were paid on April 28, 2000 with proceeds from the borrowings under the Credit Agreement. All loans due from shareholders were repaid with proceeds from the special dividend and special payment.

         On October 24, 2000, the Company declared a special dividend of $7.996 per share, in an aggregate amount of $6.1 million, to all shareholders of record on that date. The Company also declared a special payment to holders of all stock options and deferred shares of $7.996 per share, in an aggregate amount of $0.8 million on that date, which was recorded as other expense. The special dividend and special payment were paid on October 31, 2000 with proceeds from the borrowings under the Credit Agreement. An unaudited consolidated condensed pro-forma table of capitalization is presented below giving effect to the transaction as of October 31, 2000.


                      RACI Holding, Inc. and Subsidiaries
            Proforma Condensed Consolidated Table of Capitalization
                             (Dollars in Millions)

                                                                   Proforma
                                          September 30, 2000  September 30, 2000
                                          ------------------  ------------------
                                             (Unaudited)          (Unaudited)

Long-Term Debt, including Current Portion     $    166.5           $    173.4
Redeemable Deferred Shares                           5.3                  5.3
Redeemable Shares                                    1.0                  1.0
Shareholder's Equity                                93.7                 86.8
                                              ----------           ----------
  Total Capitalization                        $    266.5           $    266.5
                                              ==========           ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 7 - SEGMENT INFORMATION

Information on Segments:

                                                 (Unaudited)
                                  -------------------------------------------
                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                  ------------------    ---------------------
                                    2000       1999       2000          1999
                                  -------    -------    -------       -------

Net Sales:
     Hunting/Shooting Sports      $ 103.8    $ 111.9    $ 276.5       $ 272.2
     All Other                        9.8       12.7       35.2          39.7
                                  -------    -------    -------       -------
         Consolidated Net Sales   $ 113.6    $ 124.6    $ 311.7       $ 311.9
                                  =======    =======    =======       =======
EBITDA:
     Hunting/Shooting Sports      $  23.3    $  23.2    $  51.7       $  49.8
     All Other                        0.5        1.8        5.4           7.8
                                  -------    -------    -------       -------
         Consolidated EBITDA      $  23.8    $  25.0    $  57.1       $  57.6
                                  =======    =======    =======       =======

                                                     September 30,  December 31,
                                                          2000          1999
                                                     -------------  ------------
                                                     (Unaudited)
Assets:
     Hunting/Shooting Sports                            $ 250.4       $ 189.5
     All Other                                            143.1         169.3
                                                        -------       -------
         Consolidated Assets                            $ 393.5       $ 358.8
                                                        =======       =======

Reconciliation of Reportable Segments:

                                                 (Unaudited)
                                  -------------------------------------------
                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                  ------------------    ---------------------
                                    2000       1999       2000          1999
                                  -------    -------    -------       -------

Consolidated EBITDA               $  23.8    $  25.0    $  57.1       $  57.6

Less:  Interest Expense               4.5        3.6       11.8          11.4
       Depreciation and
         Amortization (1)             4.2        4.1       12.2          11.9
       Other Noncash Charges          0.2        0.5        0.6           4.8
       Nonrecurring and
         Restructuring Items          0.2         --        0.2            --
       Special Payment                 --         --        6.1            --
                                  -------    -------    -------       -------
                                      9.1        8.2       30.9          28.1
                                  -------    -------    -------       -------
Consolidated Income from
  Continuing Operations
  Before Taxes                    $  14.7    $  16.8    $  26.2       $  29.5
                                  =======    =======    =======       =======

(1) Excludes amortization of deferred financing costs of $0.4 and $0.5 for the quarters ended September 30, 2000 and 1999, respectively, and $1.2 and $1.3 deferred financing costs and $0.3 and $0.2 loss on early extinguishment of debt for the year-to-date periods ended September 30, 2000 and 1999, respectively, which were included in interest expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 8 - FINANCIAL POSITION AND RESULTS OF OPERATIONS OF HOLDING AND REMINGTON

         The following condensed consolidating financial data provides information regarding the financial position and results of operations of Holding and its wholly owned subsidiary, Remington, including Remington's wholly owned subsidiaries Remington International, Ltd., RA Brands, L.L.C. and RA Factors, L.L.C. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company's public securities, Remington's 9.5% Senior Subordinated Notes due 2003, Series B (the "Notes"). Further, the Notes are fully and unconditionally guaranteed by Holding and the subsidiaries of Remington, other than Remington International, Ltd., which has no significant operations.


                      RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               September 30, 2000
                                  (Unaudited)

                                        Combined
                                        Guarantor                                         RACI Holding, Inc.
                                      Subsidiaries   Remington   Holding   Eliminations   and Subsidiaries
                                      ------------   ---------   -------   ------------   ------------------
ASSETS
Current Assets                           $  96.7      $ 118.5    $    --      $    --           $ 215.2
Receivable from Remington                   93.0           --        8.0        101.0                --
Receivable from RACI Holding, Inc.            --          0.1         --          0.1                --
Receivable from RA Brands, L.L.C.             --          0.4         --          0.4                --
Receivable from RA Factors, L.L.C.            --         83.2         --         83.2                --
Noncurrent Assets                            4.2        279.5       92.1        197.5             178.3
                                         -------      -------    -------      -------           -------
  Total Assets                           $ 193.9      $ 481.7    $ 100.1      $ 382.2           $ 393.5
                                         =======      =======    =======      =======           =======

LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
Current Liabilities                      $   4.9      $  81.1    $    --      $    --           $  86.0
Payable to Remington                        83.6           --        0.1         83.7                --
Payable to RACI Holding, Inc.                 --          8.0         --          8.0                --
Payable to RA Brands, L.L. C.                 --          8.6         --          8.6                --
Receivable from RA Factors, L.L.C.            --         84.4         --         84.4                --
Noncurrent Liabilities                        --        207.5         --           --             207.5
Redeemable Shares                             --           --        6.3           --               6.3
Shareholders' Equity                       105.4         92.1       93.7        197.5              93.7
                                         -------      -------    -------      -------           -------
  Total Liabilities, Redeemable Shares
    and Shareholders' Equity             $ 193.9      $ 481.7    $ 100.1      $ 382.2           $ 393.5
                                         =======      =======    =======      =======           =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                      RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               December 31, 1999

                                                                              RACI Holding, Inc.
                                         Remington   Holding   Eliminations   and Subsidiaries
                                         ---------   -------   ------------   ------------------
ASSETS
Current Assets                            $ 181.2    $    --      $    --           $ 181.2
Receivable from Remington                      --        7.5          7.5                --
Receivable from RACI Holding, Inc.            0.1         --          0.1                --
Noncurrent Assets                           177.6      125.2        125.2             177.6
                                          -------    -------      -------           -------
  Total Assets                            $ 358.9    $ 132.7      $ 132.8           $ 358.8
                                          =======    =======      =======           =======

LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY

Current Liabilities                       $  90.1    $    --      $    --           $  90.1
Payable to Remington                           --        0.1          0.1                --
Payable to RACI Holding, Inc.                 7.5         --          7.5                --
Noncurrent Liabilities                      136.1         --           --             136.1
Redeemable Shares                              --        6.4           --               6.4
Shareholders' Equity                        125.2      126.2        125.2             126.2
                                          -------    -------      -------           -------
  Total Liabilities, Redeemable Shares
    and Shareholders' Equity              $ 358.9    $ 132.7      $ 132.8           $ 358.8
                                          =======    =======      =======           =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Combined
QUARTER ENDED                           Guarantor                                         RACI Holding, Inc.
September 30, 2000                    Subsidiaries   Remington   Holding   Eliminations   and Subsidiaries
-----------------------------------   ------------   ---------   -------   ------------   ------------------
Sales                                    $    --      $ 113.6    $    --      $    --           $ 113.6
Gross Profit                                  --         40.1         --           --              40.1
Royalty Income (Expense)                     8.9         (8.9)        --           --                --
Factoring Income (Expense)                   4.1         (4.1)        --           --                --
Income from Equity Investees                  --          8.0        9.3         17.3                --
Net Income                                   8.0          9.3        9.3         17.3               9.3

QUARTER ENDED                                                                             RACI Holding, Inc.
September 30, 1999                                   Remington   Holding   Eliminations   and Subsidiaries
-----------------------------------                  ---------   -------   ------------   ------------------
Sales                                                 $ 124.6    $    --      $    --           $ 124.6
Gross Profit                                             39.4         --           --              39.4
Income from Equity Investees                               --       10.8         10.8                --
Net Income                                               10.8       10.8         10.8              10.8

                                        Combined
NINE MONTHS ENDED                       Guarantor                                         RACI Holding, Inc.
September 30, 2000                    Subsidiaries   Remington   Holding   Eliminations   and Subsidiaries
-----------------------------------   ------------   ---------   -------   ------------   ------------------
Sales                                    $    --      $ 311.7    $    --      $    --           $ 311.7
Gross Profit                                  --        105.8         --           --             105.8
Royalty Income (Expense)                     8.9         (8.9)        --           --                --
Factoring Income (Expense)                   4.1         (4.1)        --           --                --
Income from Equity Investees                  --          8.0       16.1         24.1                --
Net Income                                   8.0         16.1       16.1         24.1              16.1

NINE MONTHS ENDED                                                                         RACI Holding, Inc.
September 30, 1999                                   Remington   Holding   Eliminations   and Subsidiaries
-----------------------------------                  ---------   -------   ------------   ------------------
Sales                                                 $ 311.9    $    --      $    --           $ 311.9
Gross Profit                                            100.4         --           --             100.4
Income from Equity Investees                               --       18.0         18.0                --
Net Income                                               18.0       18.0         18.0              18.0


NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations and other matters arising in the normal course of business. Under the Asset Purchase Agreement, the Company generally bears financial responsibility for all product liability cases and claims relating to occurrences arising after the closing of the Acquisition, except for certain cases and claims relating to certain shotguns, all cases and claims relating to discontinued products and for limited other costs. Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to a fixed amount, with the Sellers retaining liability in excess of such fixed amount and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial conditions, results of operations or cash flows of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


damage with respect to cases and claims involving occurrences arising after the Acquisition, its accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

NOTE 10 - RECENT ACCOUNTING DEVELOPMENTS

         During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133", that revises SFAS No. 133 to become effective in the first quarter of fiscal 2001. The Company is evaluating the provisions of SFAS No. 133, but does not anticipate its adoption to have a material impact on the Company's financial position, results of operation or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes of Holding and its subsidiary, Remington and Remington's wholly owned subsidiaries, Remington International, Ltd., RA Brands, L.L.C. and RA Factors L.L.C., and with the Company's audited consolidated financial statements as of and for the year ended December 31, 1999, included in the Company's Annual Report on Form 10K, on file with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000 or any future periods; in part due to the seasonality of the Company's business.

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

         Although the Company believes that state, local, and federal regulations have not had a significant influence on the market for its firearms and ammunition products for the periods presented herein, there can be no assurance that the regulation of firearms and ammunition (and consumer concerns about such regulation) will not become more restrictive in the future and that any such development would not adversely affect these markets or the Company. See "-Regulatory Developments" and "Legal Proceedings."

         In light of market constraints on sales growth opportunities and its liquidity and working capital needs, the Company continues to focus on increasing profitability by increasing brand name awareness, introducing new products and containing costs. The Company continues to review all aspects of its operations with a view towards managing costs in response to competitive pressures.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999

         Sales. Consolidated sales for the third quarter ended September 30, 2000 decreased $11.0 million or 8.8% from the quarter ended September 30, 1999 and consolidated sales for the first nine months of the year decreased $0.2 million from the same period in 1999. The following tables compare sales by segment for each of the periods ended September 30:

                                     Three Months Ended September 30,
                                 ----------------------------------------
                                            Percent               Percent
                                   2000    of Total       1999   of Total
                                 --------  --------    --------  --------
Net Sales
  Hunting/Shooting Sports        $  103.8     91%      $  111.9     90%
  All Other                           9.8      9%          12.7     10%
                                 --------  --------    --------  --------
     Consolidated Net Sales      $  113.6    100%      $  124.6    100%
                                 ========  ========    ========  ========

                                      Nine Months Ended September 30,
                                 ----------------------------------------
                                            Percent               Percent
                                   2000    of Total       1999   of Total
                                 --------  --------    --------  --------
Net Sales
  Hunting/Shooting Sports        $  276.5     89%      $  272.2     87%
  All Other                          35.2     11%          39.7     13%
                                 --------  --------    --------  --------
     Consolidated Net Sales      $  311.7    100%      $  311.9    100%
                                 ========  ========    ========  ========

         Hunting/Shooting Sports sales decreased $8.1 million or 7.2% in the third quarter of 2000 as compared to the same period in 1999. Hunting/Shooting Sports sales for the first nine months of 2000 increased $4.3 million or 1.6% from the same period in 1999.

         Firearm sales of $44.9 million for the quarter ended September 30, 2000 increased $3.9 million or 9.5% from the quarter ended September 30, 1999, primarily as a result of higher sales volumes in centerfire rifles together with higher overall pricing of firearms products. Year-to-date firearms sales were $145.2 million, an increase of $9.2 million, or 6.8%, from the same period in 1999, due to overall higher pricing of firearm products together with an increase in sales volumes of higher priced shotguns and centerfire rifles partially offset by lower sales volumes in most of the other firearm product categories.

         Ammunition sales of $58.9 million for the quarter ended September 30, 2000 decreased $12.0 million or 16.9% from the same quarter in 1999 and year-to-date ammunition sales were $131.3 million, a decrease of $4.9 million, or 3.6%, from the same period in 1999. These decreases primarily resulted from lower sales volumes in all ammunition categories, mainly shotshell, rimfire and pistol and revolver, partially offset by higher overall pricing in ammunition products.

         Sales of all other products, including fishline, accessories, targets and powder metal products decreased in the third quarter 2000 from the same period 1999 by $2.9 million or 22.8%, primarily attributable to a decrease in sales in fishing, target and accessory products, slightly offset by sales of new gun parts and gun safes introduced in 2000. Year-to-date sales were $4.5 million, or 11.3% lower than the comparable 1999 period, primarily as a result of lower demand for certain fishline and target products, slightly offset by sales of new product introductions in fishline and accessories, mainly gun safes and gun parts.

         Cost of Goods Sold. Cost of goods sold for the third quarter of 2000 of $73.5 million decreased $11.7 million, or 13.7%, from the third quarter of 1999. For the first nine months of 2000, cost of goods sold of $205.9 million decreased $5.6 million, or 2.6%, from the same period in 1999. The decrease during the third quarter primarily resulted from decreased sales volumes in both the Hunting/Shooting Sports and the All Other segments. The decrease in the year-to-date period was primarily due to lower sales volumes in the All Other segment, offset by slightly higher sales volumes in the Hunting/Shooting Sports segment. As a percentage of sales, cost of goods sold for the third quarter of 2000 decreased to 64.7% from 68.4% and for the first nine months of 2000 cost of goods sold decreased to 66.1% from 67.8% due mainly to the higher overall pricing in the Hunting/Shooting Sports segment, partially offset by higher other manufacturing costs associated with line enhancement projects and retiree benefit expense.

         Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense, restructuring and nonrecurring items and other income and expense. Operating expenses for the third quarter of 2000 were $20.9 million, an increase of $1.9 million, or 10.0%, from the third quarter of 1999. Year-to-date operating expenses for 2000 were $67.8 million, an increase of $8.3 million, or 14.0%, from the same period of 1999, due primarily to the factors discussed below.

         Selling, general and administrative expenses for the third quarter of 2000 were $18.6 million, an increase of $1.8 million, or 10.7%, from the third quarter of 1999. Year-to-date selling, general and administrative expenses were $54.5 million, a $5.9 million or 12.1% increase from the same year-to-date period in 1999. The increase between the two periods for the quarter and year-to-date was primarily attributable to the Company's contributions in 2000 to The Hunting and Shooting Sports Heritage Fund and an increase in bad debt expense partially offset by planned decreases in marketing communications expenses.

         Other expense for the year-to-date period ended September 30, 2000 includes a $6.1 million special payment that was declared on April 25, 2000 to holders of all stock options and deferred shares of $63.933 per share. See Note 6 of the Notes to Condensed Consolidated Financial Statements herein. Other expense for the year-to-date period ended September 30, 1999 includes $3.1 million for the Company's portion of expenses incurred in connection with the issuance of stock and the grant of options under the 1999 Stock Incentive Plan.

         Interest Expense. Interest expense for the quarter ended September 30, 2000 was $4.5 million, an increase of $0.9 million, or 25.0%, from the third quarter of 1999. The increase in expense from quarter to quarter was primarily a direct result of an increase in the average outstanding debt balance and, to a lessor extent, an increase in the interest rates incurred on variable rate debt. Year-to-date interest expense was $11.8 million, an increase of $0.4 million, or 3.5% from the same period in 1999. The increase in interest expense for the year-to-date period was primarily a result of a reduction in borrowings on the term loan offset by higher borrowings on the revolver combined with higher interest rates incurred on variable rate debt.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. For the nine month period ended September 30, 2000, net cash used in operating activities was $7.7 million and for the nine month period ended September 30, 1999, net cash provided was $26.7 million. Compared to the same period in 1999, the increase in cash used in operating activities resulted primarily from a greater increase in working capital components and a decrease in earnings. Accounts receivable increased $38.1 million from December 31, 1999 to $94.7 million primarily as a result of approximately $16.1 million of firearms and $34.6 million of ammunition sales on extended terms. Some of these terms provide cash discount incentives and require payment in October 2000. Inventories increased $16.2 million from December 31, 1999 to $87.0 million as a result of a decrease in the ammunition sales in the third quarter of 2000. Accounts payable increased $2.6 million from December 31, 1999 to $26.3 million as a result of the Company's on-going focus on the management of working capital. Net cash used in investing activities in the first nine months of 2000 and 1999 were $11.8 million and $8.6 million, respectively, consisting of capital expenditures for maintenance of operations, which extend the useful life of existing equipment and improvement projects concentrated on enhancing the efficiency of existing facilities. Net cash used in financing activities during the first nine months of 2000 and 1999 were $3.7 million and $20.8 million, respectively. The decrease in cash used in financing activities primarily resulted from higher borrowings on outstanding indebtedness under the revolving credit facility used primarily for the dividend to stockholders and the special payment to holders of options and deferred shares, partially offset by the early extinguishment of the term loan.

         Working Capital. Working capital increased to $129.2 million at September 30, 2000 from $91.1 million at December 31, 1999, primarily as a result of the increase in accounts receivable and inventory paired with a decrease in the current portion of long-term debt, partially offset by the increases in accounts payable and other accrued liabilities. See "-Cash Flows." Other accrued liabilities includes an estimated cash contribution of $7.8 million to be made to the defined benefit pension plan in 2001. The Company continues to focus on working capital management, including the collection of accounts receivable, maintaining inventory levels in line with sales projections and management of accounts payable.

         Capital Expenditures. Capital expenditures for the nine months ended September 30, 2000 were $11.8 million, principally for new equipment related to improvement projects concentrated on enhancing the operating efficiency in the manufacturing of firearms and ammunition throughout the existing facilities, as well as replacement equipment.

         Liquidity. As of September 30, 2000, the Company had outstanding $166.5 million of indebtedness, consisting of approximately $86.8 million ($87.0 million face amount) of the Company's 9.5% Senior Subordinated Notes due 2003, $76.0 million in revolving credit borrowings under the Credit Agreement (as defined below) and $3.7 million in capital lease obligations. As of September 30, 2000, the Company also had aggregate letters of credit outstanding of $3.6 million. The Revolving Credit Facility (as defined below) had $90.4 million available for borrowing as of September 30, 2000.

         At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Credit Agreement. On April 28, 2000, the Company entered into an amended and restated credit agreement (the "Credit Agreement") which provides for a revolving credit facility of $170.0 million (the "Revolving Credit Facility.") See "--Credit Agreement." In connection with the transaction, the outstanding balance of $18.3 million on the term loans under the Company's old credit facility was repaid. The Company also paid special dividends of $49.1 million and $6.1 million to stockholders and special payments of $6.1 million and $0.8 million to holders of stock options and deferred shares on April 28, 2000 and October 31, 2000, respectively. The Company believes that over the next twelve months it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. See "--Cash Flows."

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

         The obligations under the Credit Agreement are guaranteed by Holding, RA Brands, L.L.C and RA Factors, L.L.C. and are secured by a pledge of the Company's capital stock and by pledges of and security interests in substantially all the Company's property and assets. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of September 30, 2000, the Company was in compliance in all material respects with the financial covenants under the Credit Agreement.

         Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum, ("ABR Loans") or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). The Company's interest rate margin for the first six months under the Credit Agreement was set at 1.0% and 2.0% for ABR Loans and Eurodollar Loans, respectively. Effective October 31, 2000, the interest rate margin was adjusted under the Credit Agreement to 0.5% and 1.5% for ABR Loans and Eurodollar Loans, respectively. Each quarter the interest rate margin will be subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility. Mandatory prepayments of borrowings may be required under the Credit Agreement upon the occurrence of certain changes in control.

SEASONALITY

         The Company produces and markets a broad range of firearms and ammunition products used in various shooting sports. Several models of the Company's shotguns and several types of ammunition are intended for target shooting that generally occurs in the "off season." The majority of the Company's firearms and ammunition products, however, are manufactured for hunting use. As a result, sales of the Company's products are seasonal and concentrated toward the fall hunting season. The Company follows the industry practice of selling firearms and ammunition pursuant to a "dating" plan allowing the customer to buy the products commencing at the beginning of the Company's dating plan year and pay for them on extended terms. The Company believes that this dating plan has partially offset the seasonality of the Company's business by shifting some firearms and ammunition sales to the first quarter.

RECENT ACCOUNTING DEVELOPMENTS

         During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133", that revises SFAS No. 133 to become effective in the first quarter of fiscal 2001. The Company is evaluating the provisions of SFAS No. 133, but does not anticipate its adoption to have a material impact on the Company's financial position, results of operations or cash flows.

REGULATORY DEVELOPMENTS

         Firearms and ammunition sales are regulated at the local, state and federal levels. The Brady Handgun Violence Prevention Act of 1993 (the "Brady Bill"), which was extended in 1998 to include shotguns and rifles, mandates a national system of instant background checks for all firearm purchases from federally-licensed firearms retail dealers, wherever such sales take place. Legislation has been proposed to further extend this system to sales made by non-retail sellers at gun shows.

         State and local laws and regulations vary significantly in the level of restrictions they place on gun manufacture, ownership and transfer. Some states and localities have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Although many jurisdictions have mandatory waiting periods or other restrictions on the purchase of handguns, similar limits on handgun ammunition are not widespread. The Company's current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of "assault weapons."

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's belief that the market for firearms and ammunition will remain flat, at least in the near term and (b) the Company's intention to respond to competitive pressure, which may affect quarterly results; (ii) the statements in "-Liquidity and Capital Resources" concerning the Company's belief that over the next twelve months it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings;
(iii) the statement in "Recent Accounting Developments" concerning the Company's belief that adoption of SFAS No. 133 would not have a material adverse effect on financial position, results of operations or cash flows; (iv) the statements in "Quantitative and Qualitative Disclosures About Market Risk" concerning the Company's belief that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company; (v) the statements in "Legal Proceedings" concerning (a) the Company's belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company and (b) the Company's anticipation that because of the nature of its products, it will continue to be involved in product liability cases and claims in the future; and (iv) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

         Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Liquidity and Capital Resources", "-Recent Accounting Developments", "-Quantitative and Qualitative Disclosures About Market Risk" and "Legal Proceedings"), in the Company's Annual Report on Form 10-K for the period ended December 31, 1999, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company uses commodity futures contracts and options to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company's products. At September 30, 2000, the market value of the Company's outstanding contracts relating to firm commitments and options to purchase lead and copper were $0.9 million. The outstanding contracts relate to anticipated purchases up to fifteen months from the respective balance sheet date. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of September 30, 2000. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes.

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

         As a result of contractual arrangements, the Company manages the joint defense of product liability litigation for both Remington and the Sellers. As of September 30, 2000, eighteen individual bodily injury cases were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, some of these cases seek punitive as well as compensatory damages. Of these pending individual cases, approximately two involve either discontinued products or pre-Closing occurrences, for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately sixteen of the pending cases involve post-Closing occurrences for which the Company bears responsibility under the Asset Purchase Agreement; the Sellers have some responsibility for the costs of four of these cases involving certain shotguns, as described below. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

         In addition, Remington (whose only firearms products are shotguns and rifles) is named in only three of the approximately 30 recent actions brought by certain municipalities, primarily against manufacturers and sellers of handguns. In City of Boston et al. v. Smith & Wesson et al., filed in Superior Court, Suffolk County, Massachusetts, on June 2, 1999 the City of Boston and the Boston Public Health Commission claim, among other allegations, that industry distribution practices of the defendants' (including handgun and long gun manufacturers) permit firearms to enter a secondary market, from which guns may be obtained by unauthorized users, and that defendants have failed to include adequate safety devices in their firearms to prevent unauthorized use. Plaintiffs seek injunctive relief and monetary damages (consisting of the cost of providing certain city services and lost tax and other revenues.) Defendants' consolidated motion to dismiss was denied on July 13, 2000 and their interlocutory appeal was denied on September 19, 2000.

         In the third quarter of 2000, Remington was named as a defendant in two existing municipal lawsuits, when the complaints in those cases were amended. Both City of St. Louis, Missouri v. Cernicek, et al., filed in Missouri Circuit Court, Twenty-Second Judicial District, and City of New York, et al. v. Arms Technology, Inc., filed in the United States District Court for the Eastern District of New York, make claims similar to those alleged in the City of Boston case. On October 17, 2000, Remington joined with other defendants in a motion to dismiss the City of St. Louis complaint. By agreement with plaintiffs, Remington has until December 1, 2000 to respond to the City of New York complaint.

         Remington was not named in Chicago v. Beretta U.S.A. Corp., another such municipal cost recovery case. However, a motion to intervene was filed in November 1998 seeking to name as additional defendants unidentified "ammunition manufacturers." A second motion for the same purpose was filed by a different entity in February 2000. Such intervention has not been permitted by the Cook County Court, in which the Chicago case was pending. On September 15, 2000 the Cook County Court granted the defendants' motion to dismiss the case.

         Remington also was named in NAACP et al. v. A.A. Arms, Inc. et al, a lawsuit filed in federal court in the Eastern District of New York by the National Association for the Advancement of Colored People on July 16, 1999, against more than a hundred defendants involved in the manufacture of firearms. The complaint, as amended in October 1999 to add the National Spinal Cord Injury Association as a plaintiff, purports to seek injunctive relief rather than monetary damages and contains allegations about defendants' manufacturing and distribution practices similar to those in the Boston complaint described above. Plaintiffs purport to limit their claims to the manufacture and sale of handguns. Remington has not made or sold handguns, as that term is conventionally understood, for over 60 years. In September 2000, plaintiffs agreed to dismiss Remington from this action, and on October 10, 2000, the joint stipulation of dismissal was "so ordered" by the Court and filed three days later.

         In recognition of and support of certain legal and legislative initiatives, the firearms industry has established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. The Company contributes a percentage of its domestic net revenue from sales of its hunting and shooting sports-related products to this organization.

         Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to a fixed amount, with the Sellers retaining liability in excess of such fixed amount and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, its accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      27.1           Financial Data Schedule.

      99.1           Reconciliation of Income from Operations to EBITDA.


(b) Reports on Form 8-K

    During the quarter ended September 30, 2000, the Company filed no reports on Form 8-K.

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






November 13, 2000

                                INDEX TO EXHIBITS



Exhibit No.             Description
-----------             -----------

   27.1                 Financial Data Schedule.

   99.1                 Reconciliation of Income from Operations to EBITDA.