Form 10-K405
period 2000-12-31
RACI HOLDING INC
filed 2001-03-23
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          [X]

         As of March 23, 2001, the registrant had outstanding 763,050 shares of Class A Common Stock, par value $.01 per share and 0 shares of Class B Common Stock, par value $.01 per share.

                         TABLE OF CONTENTS TO FORM 10-K



PART I....................................................................... 3
    ITEM 1. BUSINESS......................................................... 3
    ITEM 2. PROPERTIES.......................................................12
    ITEM 3. LEGAL PROCEEDINGS................................................13
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............15

PART II......................................................................16
    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..............................................16
    ITEM 6. SELECTED FINANCIAL DATA..........................................17
    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................19
    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.....................................................29
    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................30
    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................56

PART III.....................................................................57
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............57
    ITEM 11. EXECUTIVE COMPENSATION..........................................60
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT......................................................64
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................65


PART IV......................................................................67
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K.....................................................67

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

         Founded in 1816, the Company is engaged in the design, manufacture and sale of sporting goods products for the hunting/shooting sports and related markets. The Company's product lines consist of firearms, ammunition, fishline and hunting/gun care accessories sold under the Remington(R) name and other labels, fishing products sold under the Stren(R) and Remington(R) names and other labels and clay targets.

         Certain market share and competitive position data contained in this report is based on the most recent data published by the National Sporting Goods Association ("NSGA"), American Sports Data, Inc. ("ASDI") and the National Sports Markets Research Group ("SMRG"). The Company believes that such data is inherently imprecise and may not accurately reflect the Company's market shares for more recent periods, but is generally indicative of its relative market share and competitive position.

         The following sets forth the Company's sales for its aggregated operating segments for the periods shown (see Note 20 to the Company's consolidated financial statements for the year ended December 31, 2000 appearing elsewhere in this report):

                                 YEAR ENDED DECEMBER 31,
                             ------------------------------
                              2000        1999        1998
                             ------      ------      ------

Hunting/Shooting Sports      $345.1      $354.0      $333.9
Other (a)                      43.6        49.1        51.9
                             ------      ------      ------

Total Sales                  $388.7      $403.1      $385.8
                             ======      ======      ======

----------------

(a) Consists of fishing products, accessories, clay targets and commercial powder metal product ("PMP") parts.

HUNTING/SHOOTING SPORTS

         Remington is the only domestic manufacturer of both firearms and ammunition and, according to the NSGA, was one of the largest U.S. manufacturers of rifles in 1999. The Company enjoys a domestic market leadership position for many of its firearms product lines and is one of the three major manufacturers in the domestic ammunition market. According to ASDI in 1999, approximately 31 million people in the United States enjoy shooting sports, including approximately 17 million who hunt annually. Overall, the market for hunting-related products is a large, mature market that the Company believes generally will remain relatively flat, at least in the near future. Total domestic consumer expenditures in this market for hunting and firearms equipment, including ammunition in 1999 was estimated by NSGA to be approximately $1.7 billion.

         The Company believes that a number of trends currently exist that are potentially significant to the hunting/shooting sports market. First, the Company believes that the development of rural property in many locations has curtailed or eliminated access by hunters to private and public lands. However, the Company also believes that the number of private hunting facilities is increasing, as is the availability of alternatives to traditional hunting activities, such as sporting clays and shooting games that simulate hunting, and that these trends may help offset increasing restrictions on access and land use. Second, environmental issues, such as concern about lead in the environment, may also adversely affect the industry. See "--Environmental Matters." The Company has developed a line of shotshells that use steel shot instead of the industry standard lead shot. These shotshells are intended to reduce the amount of lead being introduced into the environment and to appeal not only to the shooter legally required to use steel shot, but also to the environmentally concerned shooter. Third, the Company believes that hunting safety issues may affect sales of firearms, ammunition and other shooting-related products; in the northeastern United States, for example, some communities permit hunters to use only shotguns (which have a shorter average range than rifles) for deer hunting in order to minimize the possibility of shooting accidents in more densely populated areas. The Company markets specialized ammunition, its Premier(R) Copper Solid(TM) sabot slug, intended for use in a shotgun, which is designed to give hunters the accuracy and effectiveness of a rifle. Additionally, the Company believes that the current trend, or the consumer perception thereof, toward firearms regulatory proposals and municipal handgun litigation could adversely affect the firearms and ammunition market. The Company produces firearms and ammunition that are generally used by hunters and sporting enthusiasts. It does not produce either "assault weapons" as defined in the federal law enacted in 1994, or handguns, although it does produce handgun ammunition.

           Although the Company believes that these trends have not had a material adverse effect on its business in the past, there can be no assurance that they will not do so in the future, or that industry sales of firearms, ammunition and other shooting-related products will not decline. See "--Regulation."

Products

         The Company's Hunting/Shooting Sports product offerings include a comprehensive line of recreational shotguns and rifles, sporting ammunition and ammunition reloading components. In the 185 years since the first Remington firearm was made, Remington has introduced its versions of the metallic centerfire cartridge (1867), the auto-loading shotgun (1905), the repeating centerfire rifle (1906), the pump-action shotgun (1907) and the bolt-action centerfire rifle (1921), all of which became standards in the industry.

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

         In 2000, according to NSGA, the Company had one of the largest shares of the U.S. retail shotgun market based on sales volume, at approximately 21%, with its leading competitor holding a market share of approximately 23%. The Company produces numerous variations of shotguns. The Company's most popular shotguns, the Model 1100(TM) and Model 11-87(TM) auto-loading and the Model 870(TM) pump-action, range in retail list price from approximately $300 to $1,200. Remington shotguns are offered in versions that are marketed to both the novice and the experienced gun owner. Specialty shotguns focus on the deer and turkey hunting markets, recreational and competitive clay target shooting and various law enforcement applications.

         Remington was also a leading brand of rifles in the United States in 2000 based on sales volume, according to NSGA, with a market share of approximately 22%, with its nearest competitor holding a market share of approximately 21%. The Company's most popular rifles are the Model 700(TM), Model Seven(TM), Model 7400(TM) and Model 7600(TM) centerfire rifles and the family of Model 597(TM) rimfire rifles. To appeal to a broad range of shooters, the Company manufactures these rifles in a wide variety of calibers, configurations and finishes. The Company presently manufactures three types of centerfire rifles: bolt-action, pump-action and auto-loading. In addition, the Company produces bolt-action, pump-action and auto-loading .22 caliber rimfire rifles. The Company's bolt-action Model 700 rifle is the standard in the industry, and the Company has versions utilizing stainless steel barrels and synthetic stocks for weather durability. Retail list prices for the Company's most popular rifles range from approximately $160 to $1,900.

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

         The Company distributes its ammunition products primarily under the brand names Remington(R), Peters(R) and UMC(R), through firearms dealers, sporting goods stores and mass merchandisers. In general, Remington branded products compete in both the middle and high performance categories, while the UMC and Peters brands are used for popularly priced ammunition.

         In 2000, the Company continued to demonstrate industry leadership by introducing new products that satisfy the need for specialized, high performance firearms and ammunition. The Model 700 Etron X(TM) bolt-action electronic centerfire rifle, introduced by the Company in 2000, is the first centerfire rifle that ignites primers by means of a non-mechanical electronic pulse. The Company expanded on the Ultra Mag(TM) centerfire rifle cartridge product line by introducing the 7mm Remington Ultra Mag and the .375 Remington Ultra Mag in 2000. Additional 2000 introductions included Premier(R) high-velocity turkey and Express(R) high-velocity upland shotshell lines, the Model 300(TM) Ideal(TM) over and under shotgun and the 3 1/2'" Model 1187 Super Magnum(TM) shotgun.

Service and Warranty

         The Company supports service and repair facilities for all of its firearm products in order to meet the service needs of its distributors, customers and consumers nationwide. Effective January 1, 1999, new Remington firearms products purchased in North America are warranted to the original purchaser, to be free from defects in material and workmanship for a period of two years from the registered date of purchase. Prior to January 1, 1999, the Company had no express consumer warranty program for firearms products, but honored an implied warranty similar to the new express warranty. The costs associated with this program in 2000 were comparable to the Company's warranty costs in 1999 and were not material to its financial condition, results of operations or cash flows.

Manufacturing

         The Company currently manufactures its Hunting/Shooting Sports products at three plants, located within the United States. The Company's facility in Ilion, New York manufactures shotguns, rifles, powder metal parts and accessories such as extra barrels, and also houses a portion of the Company's gunsmith repair services and its custom gun shop. The Company's facility in Mayfield, Kentucky manufactures rimfire and centerfire rifles. The Company's facility in Lonoke, Arkansas manufactures ammunition and ammunition components.

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

         The manufacturing of ammunition at Lonoke consists of four major production areas: Primer, Centerfire, Shotshell and Rimfire. In the Primer area, ingredients are manufactured on site utilizing two separate precipitation processes and then combined with fuels and binders to form primer mixture. The Centerfire operation consists of bullet manufacture, shell manufacture, priming, loading and packaging. The Shotshell operation consists of shot manufacture, head manufacture, body manufacture, assembly and priming, loading and packaging. Lead shot is manufactured by pouring molten lead through a screen, forming lead spheres that solidify as they fall over 100 feet into a cushion of water. The other components of a shotshell are made by forming from brass strip, brass plated steel and polyethylene hulls and wads via several stamping and extrusion processes. The Rimfire operation consists of shell manufacture, priming, loading and packaging. Several continuous rotary machines form shells, insert bullets and add smokeless powder. Throughout the various processes, Company technicians continuously monitor and test the velocity, pressure and accuracy levels of the ammunition. The Company believes that its ammunition manufacturing safety record is among the best in the U.S. ammunition market.

Supply of Raw Materials

         To manufacture its various products, the Company utilizes numerous raw materials, including steel, lead, brass, powder, plastics and wood, as well as manufactured parts purchased from independent manufacturers. For a number of the Company's raw materials, it relies on one or a few suppliers. The Company's requirements for brass strip and walnut gun stock blanks are each currently being met by a single vendor. Generally, the Company has had satisfactory, long-term relationships with these suppliers. The Company has purchase contracts with certain of these suppliers for periods ranging from one to seven years with no commitment to purchase specified quantities, but no formal contracts with others. Although alternative vendors could be found for brass strip and walnut gun stock blanks, any disruption in the Company's relationships with any of these vendors or reductions in the production of the material supplied could, in each case, adversely affect the Company's ability to obtain an adequate supply of the material. The Company believes that it has a good relationship with each of these vendors and does not currently anticipate any material shortages or disruptions in supply from these vendors.

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

ALL OTHER PRODUCT LINES

         According to ASDI, as of 1999, approximately 54 million people participated in fishing activities. Fishing is considered an inexpensive sport that can be enjoyed by people of widely varying ages, skills and abilities. The Company distributes a range of monofilament fishline, terminal tackle and accessories under the brand name Stren, offering eight families of fishline for the recreational fisherman. In 2000, the Company also began to market monofilament fishline under the Remington brand name. The Company also markets a limited line of fishing accessories, including tools, knives, terminal tackle and lure accessories. SMRG estimates that the U.S. retail market for recreational fishline was approximately $70 million in 1999, of which the Company had a 28% market share based on sales dollars.

         The Company purchases a significant amount of the fishline it requires for its product lines from DuPont under a supply agreement, which is automatically renewed annually unless either party notifies the other of its intent to terminate. Any disruption in the Company's relationship with DuPont, or reductions in fishline production by DuPont, could adversely affect the Company's ability to obtain an adequate supply of fishline on terms favorable to the Company. Alternative sources, many of which are foreign, exist from which the Company could obtain such supply. Although the Company currently has supply relationships with some of these alternative sources, the Company cannot estimate with any certainty the sufficiency of the quantity or quality of materials that could be so obtained. In addition, the Company may incur additional costs in sourcing raw materials from alternative producers.

         Remington produces a complete line of clay targets for use in trap, skeet and sporting clays shooting activities, marketed under the Blue Rock(R) brand name. The Company's clay targets are manufactured at two facilities located at Ada, Oklahoma and Findlay, Ohio. Targets are manufactured from a mixture of limestone and petroleum pitch.

         The Company also markets hunting and shooting accessories (including safety and security products, parts, gun care and cleaning products, belts, clips and folding and collectible knives) and commercial powder metal parts for the automotive, sporting goods, office equipment, hardware, medical and communication industries. The Company has licensed the Remington mark to certain third parties that manufacture and market sporting and outdoor products that complement the Company's product line. See "--Licensing."

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

         The Company's products are marketed primarily through manufacturer's sales representatives. In 2000, approximately 64% of the Company's sales consisted of sales made through the top five manufacturer's sales representative groups who market principally to wholesalers, dealers and regional chains. Such sales representatives are prohibited from selling competing goods from other manufacturers and are paid variable commissions based on the type of products that are sold. The customers to which the sales representatives market the Company's products are authorized to carry specified types of Remington products for a non-exclusive one-year term, though not all carry the full range of products. These customers generally carry broader lines of merchandise than do the mass merchandisers and are less seasonal in sales.

         The Company's in-house sales force markets the Company's product lines directly to national accounts (consisting primarily of mass merchandisers) and to federal, state and local government agencies. Approximately 20% of the Company's total net revenues and approximately 18% of the Company's Hunting/Shooting Sports revenues in 2000 consisted of sales made to a national account, Wal-Mart Stores, Inc. ("Wal-Mart"). National accounts generally provide convenient access for hunting and shooting consumers to the Company's products but carry a more limited array of products and are more seasonal in sales. The Company's sales to Wal-Mart are not governed by a written contract between the parties. Although the Company believes its relationship with Wal-Mart is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company's financial condition or results of operations. No other single customer comprises greater than or equal to 10% of sales. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of a governmental purchaser.

         Foreign sales were approximately 6% for 2000, 6% for 1999 and 7% for 1998 of the Company's total sales. Hunting/Shooting Sports foreign sales were approximately 7% for 2000 and 1999, and 8% for 1998 of the Company's Hunting/Shooting Sports total sales. Company sales personnel and manufacturer's sales representatives market to foreign distributors generally on a nonexclusive basis and for a one-year term. Remington also has a wholly owned subsidiary, Remington International, Ltd., which is a foreign sales corporation.

         Most of the Company's firearms products that are generally used during the fall hunting season have been sold pursuant to a "dating" plan which allows the purchasing distributor to buy the products commencing at the beginning of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment under this plan. In the first quarter of each dating plan year, the Company receives orders from its customers, which are designated as firm by such customers, although the Company may permit adjustments in outstanding unfilled orders. The Company also follows industry practice in canceling most firearms orders from its distributors that remain unfilled at the end of each dating plan year. The Company maintains a dating plan relating to ammunition that offers discounts for payment prior to the Company's usual 90-day payment period. Beginning in 2000, as a competitive measure, the Company also began offering extended payment terms on select ammunition purchases. For further discussion of seasonality and related matters, see "Management's Discussion of Financial Condition and Results of Operations -- Purchasing Patterns; Seasonality." The backlog of unfilled total company orders was approximately $131.5 million as of February 28, 2001, compared to $210.0 million in the prior year. The backlog of unfilled Hunting/Shooting Sports orders was approximately $129.4 million as of February 28, 2001, compared to $206.6 million in the prior year.

RESEARCH AND DEVELOPMENT

         The Company maintains a research and development program, with 45 employees assigned to these efforts as of December 31, 2000. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers, as well as successful products introduced to the market by the Company's competitors. The Company's research and development program involves an in-house team of engineers, draftsmen, product testers and marketing managers using tools such as computer-assisted design and a variety of consumer research techniques. Research and plant technical staff then collaborate to produce an experimental prototype, ensuring that products and manufacturing processes are concurrently designed. Following a successful prototype, a pilot run is commenced to ensure that plant personnel and equipment can manufacture the product efficiently. The Company continues to introduce new products employing innovations in design and manufacturing in both firearms and ammunition. New firearms developed in 2000 include the Model 710(TM) bolt-action rifle and the Model 700(TM) titanium ultimate lightweight bolt-action rifle. Product line expansions include new versions of the Model 11-87 Super Magnum(TM) shotgun, which the Company believes provides Remington with the most extensive line of turkey-specific shotguns in the industry. New ammunition offerings in 2000 include the introduction of the 7mm Remington Ultra Mag(TM) and the .375 Remington Ultra Mag(TM) centerfire rifle cartridges as well as new Premier(R) high-velocity turkey and Express(R) high-velocity upland shotshell lines.

         Research and development expenditures for the continuing operations of the Company in 2000, 1999 and 1998 amounted to approximately $6.4 million, $6.7 million and $7.3 million, respectively.

PATENTS AND TRADEMARKS

         The Company's operations are not dependent to any significant extent upon any single or related group of patents. The Company does not believe that the expiration of any of its patents will have a material adverse effect on the Company's financial condition or its results of operations. The Company's operations are not dependent upon any single trademark other than the Remington word mark, the Remington logo mark, and, to a lesser extent, the Stren mark. Some of the trademarks used by the Company, however, are identified with and important to the sale of the Company's products. Some of the more important trademarks used by the Company are: Remington, the Remington scroll logo, Stren, Core-Lokt(R) (jacketed centerfire bullets), Express(R) (long range shotshells), Power Piston(R) (shotshell wads), Premier(R) (the Company's highest quality ammunition), Copper Solid (solid copper slugs), Golden Saber(TM) (high performance jacketed hollow point bullets for pistols/revolvers), Nitro-Steel (high powered steel shotshells), UMC(R) (popularly priced ammunition, in a limited line of popular specifications), Leadless(TM) (reduced lead-releasing bullets), Nitro-27(R) (handicap trap loads), Model 700 (a family of bolt-action centerfire rifles), Model 1100 and Model 11-87 (families of auto-loading shotguns), Model 7600 (a family of pump-action centerfire rifles), Model 7400 (a family of auto-loading centerfire rifles), Model 870, including the Wingmaster(R) and the Express(R) (a family of pump-action shotguns) and Model 597 (a family of .22 caliber rimfire rifles). In June 2000, the Company formed RA Brands, L.L.C., a Delaware limited liability company and wholly-owned subsidiary of Remington to which it transferred ownership of all of its patents, trademarks and copyrights. RA Brands, L.L.C. owns all of the above-referenced trademarks and licenses them to Remington. The Company believes it has adequate policies and procedures in place to protect its intellectual property.

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

         The Company does not own any patents or other intellectual property with respect to the manufacture of the nylon monofilament fishline products that it markets and distributes. The Company purchases a significant amount of its fishline requirements under a supply agreement with DuPont. See "--All Other Product Lines."

LICENSING

         The Company licenses the Remington and Stren marks to certain companies that manufacture and market products that complement the Company's product line. Currently, the Remington mark is licensed for use on, among other things, sporting and outdoor apparel, caps, gun cases, fishing rods and reels, non-prescription sun, shooting and safety glasses, tree stands, wildlife feeders and certain other nostalgia/novelty goods. The Stren mark is licensed for use on sunglasses, wildlife feeders and caps. The Company strives to ensure that the quality, image and appeal of these licensed products are consistent with the high-quality image of its core products. These licenses generally grant an exclusive right to sell a specific product category, with the standard term being five years. The Company believes that these licenses increase the market recognition of the Remington trademark and enhance the Company's ability to market core products and that licensing facilitates new cross-marketing promotional opportunities and generates income. Certain of the Company's licensing efforts are carried out under terms established in the Trademark Settlement Agreement described above.

COMPETITION

         The markets in which the Company operates are highly competitive. Competition is based primarily on quality of products, product innovation, price, and customer service and support. Product image, quality and innovation are the dominant competitive factors in the firearms industry, with price the dominant factor in the ammunition industry.

         The Company's competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than the Company. The Company's shotgun products compete primarily with products offered by O. F. Mossberg & Sons, Inc., USRAC (which produces Winchester firearms) and Browning (both owned by the Walloon regional government of Belgium). The Company's rifles compete primarily with products offered by Marlin Firearms Co., Ruger & Co., Inc., USRAC, Savage Arms, Inc. and Browning. In the ammunition market, the Company competes primarily with the Winchester unit of Olin Corporation, and the Federal Cartridge Co. and CCI units of Blount, Inc. In August 1999 Blount completed a merger with Lehman Brothers Merchant Banking Partners II, L.P. The Company's fishing line products compete primarily with products offered by Pure Fishing, formerly Berkley, Inc. and JWA Fishing, and private label products.

         The Company believes that it competes effectively with all of its present competitors. However, there can be no assurance that the Company will continue to do so, and the Company's ability to compete could be adversely affected by its leveraged condition.

SEASONALITY

         During 2000 and 1999, the Company's sales have been moderately seasonal, with higher sales during the third quarter, and lower sales during the other quarters, principally due to the need to meet customer requirements for ammunition and, to a lesser extent, firearms, during the primary hunting season. The Company follows the industry practice of selling firearms pursuant to a "dating" plan allowing the customer to buy the products commencing at the beginning of the Company's dating plan year. The Company believes that this dating plan has partially offset the seasonality of the Company's business by shifting firearms sales to the first quarter. During 2000, as a competitive measure, the Company also offered extended terms on select ammunition purchases, which the Company believes had the effect of shifting ammunition sales to the second quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Purchasing Patterns; Seasonality."

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

         State and local laws and regulations vary significantly in the level of restrictions they place on gun ownership and transfer. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Although many states have mandatory waiting period laws for handguns in effect, there are currently few restrictive state regulations applicable to handgun ammunition. The Company's current firearm and ammunition products generally are not subject to existing state restrictions on ownership, use or sale of certain categories of firearms and ammunition, and generally would not be subject to any known proposed state legislation relating to regulation of "assault weapons." However, Remington Firearms are covered under several recently enacted state regulations requiring guns to be sold with internal or external locking mechanisms.

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

EMPLOYEES

         As of February 28, 2001, the Company employed approximately 2,229 full-time employees of whom nearly 1,997 were engaged in manufacturing, approximately 187 in sales and general administration and approximately 45 in research and development. An additional work force of temporary employees is engaged during peak production schedules.

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

         On June 7, 1999, the Company was informed that it was a potentially responsible party in a case involving the RSR Corporation (RSR) Superfund site in Dallas, Texas. The Company shipped lead waste to this facility in the 1980's. DuPont has accepted responsibilities for this liability under the terms of the 1993 Environmental Liability Services Agreement with the Company. See "--Certain Indemnities."

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

CERTAIN INDEMNITIES

         In connection with the Acquisition on December 1, 1993 under the asset purchase agreement (the "Purchase Agreement") among Remington, Sporting Goods, and DuPont, Remington assumed (i) certain specified liabilities, including certain trade payables and contractual obligations of Sporting Goods, (ii) limited financial responsibility for certain product liability claims relating to disclosed occurrences prior to the Acquisition and for environmental claims relating to the operation of the Business prior to the Acquisition and (iii) liabilities for product liability claims relating to occurrences after the Acquisition, except for claims involving discontinued products. All other liabilities relating to or arising out of the operation of the Business prior to the Acquisition are excluded liabilities (the "Excluded Liabilities"), which the Sellers retained. The Sellers are required to indemnify Remington and its affiliates for inaccuracies in their Purchase Agreement representations, subject to certain limitations (environmental matters being addressed separately), for the Sellers' failure to comply with Purchase Agreement covenants, and in respect of the Excluded Liabilities, which include, among other liabilities, certain tax liabilities and certain employee and retiree compensation and benefit liabilities. The Sellers' overall liability in respect of their representations, covenants and the Excluded Liabilities, excluding environmental liabilities and product liability matters relating to events occurring prior to the purchase but not disclosed in connection with the Purchase Agreement, or relating to discontinued products, is limited to $324.8 million. With certain exceptions, the Sellers' representations have expired. The Company made claims for such indemnification involving product liability issues prior to such expiration. See "Legal Proceedings."

         Remington has fully paid the amount of its limited financial responsibility for all environmental liabilities relating to the ownership or operation of the Business prior to the Acquisition, and for liabilities relating to any product liability claims arising from occurrences prior to the Acquisition. The Sellers retained all liabilities in respect of such environmental and product liability matters in excess of such amount, as well as for all claims relating to discontinued products, and are required to indemnify Remington with respect thereto. The Sellers are also required to indemnify Remington for certain other product-related claims for economic loss. In addition, the Sellers agreed in 1996 to indemnify Remington against a portion of certain product liability costs involving shotguns manufactured prior to 1995 and arising from occurrences on or prior to November 30, 1999. These indemnification obligations of the Sellers relating to product liability and environmental matters (subject to a limited exception) are not subject to any survival period limitation, deductible or other dollar threshold or cap. The Sellers and Remington are also party to separate agreements setting forth agreed procedures for the management and disposition of environmental and product liability claims and proceedings relating to the operation or ownership of the Business prior to the Acquisition, and are currently engaged in the joint defense of certain product liability claims and proceedings. See "Legal Proceedings."

ITEM 2.  PROPERTIES

         The Company's manufacturing operations are currently conducted at five owned facilities. The following table sets forth certain information regarding each of these facilities:

                                                                   SQUARE FEET
      PLANT                           PRODUCT                     (IN THOUSANDS)
------------------  --------------------------------------------  --------------
Ilion, New York     Shotguns; centerfire and rimfire rifles               1,000
Lonoke, Arkansas    Shotshell; rimfire and centerfire ammunition            750
Mayfield, Kentucky  Rimfire rifles and centerfire rifles                     44
Findlay, Ohio       Clay targets                                             40
Ada, Oklahoma       Clay targets                                             21

         The Company believes that these facilities are suitable for the manufacturing conducted therein and have capacities appropriate to meet existing production requirements. The Lonoke, Ilion and Mayfield facilities each contain enclosed ranges for testing firearms and ammunition.

         The Company's headquarters and related operations are conducted in an office building owned by the Company in Madison, North Carolina. Research and development is conducted at a facility owned by the Company in Elizabethtown, Kentucky. All of the real property owned by the Company has been mortgaged to secure the Company's obligations under the Company's senior bank credit agreement. The Company also leases or contracts for services from various warehouses and is a party to a leasing arrangement involving a facility operated by a Company contractor.

ITEM 3.  LEGAL PROCEEDINGS

         Pursuant to the Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products, (2) all product liability cases and claims involving products that had not been discontinued as of the Acquisition ("extant products") and relating to occurrences that took place prior to the Acquisition and (3) certain environmental liabilities based on conditions existing at the time of the Acquisition. These indemnification obligations of the Sellers are not subject to any survival period limitation. The Company has no current information on the extent, if any, to which the Sellers have insured these indemnification obligations. Except for certain cases and claims relating to shotguns as described below and except for all cases and claims relating to products discontinued prior to the Acquisition, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Acquisition.

         Since December 1, 1993, the Company has maintained insurance coverage for product liability claims subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate for personal injury or property damage relating to occurrences arising after the Acquisition. The Company believes that its current product liability insurance coverage for personal injury and property damage is adequate for its needs. The Company's current product liability insurance policy provides for a self-insured retention of $0.5 million per occurrence, with an aggregate annual limit of $9.0 million for liability indemnity and defense and other expenses combined, and aggregate annual sublimits of $4.5 million for indemnity and $4.5 million for expenses. The current policy has a batch clause endorsement, which in general provides that if a batch of the Company's products were to be defective, the Company's liability for expenses and damages related to the entire batch would be capped at the amount of self-insured retention for a single occurrence. The current policy excludes from coverage any pollution-related liability. The current policy period runs from December 1, 2000 through November 30, 2001. There can be no assurance that the Company will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of the Company's post-December 2000 excess insurance coverage expressly does not apply to actions brought by municipalities as described below.

         As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of December 31, 2000, 19 individual bodily injury cases and claims were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, some of these cases seek punitive as well as compensatory damages. Of these pending individual cases, approximately two involve matters for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 17 of the pending cases involve post-Acquisition occurrences for which the Company bears responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of two of these cases involving certain shotguns, as described below. One of the pending cases or claims for which Remington bears financial responsibility involves the accidental fatal shooting with a Remington Model 700 bolt action rifle of a nine-year-old boy by his mother after a hunting trip in Montana. Although no lawsuit has been filed as of March 22, 2001, this incident has been the subject of repeated local and national media attention. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

         As a manufacturer of shotguns and rifles, Remington has been named in only three of the approximately 30 actions brought by certain municipalities, primarily against manufacturers and sellers of handguns: (i) City of Boston, et al. v. Smith & Wesson, et al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct.. E.D. Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.).

         In the City of Boston case, first filed on June 2, 1999, the City of Boston and the Boston Public Health Commission claim (among other allegations) that the distribution practices of defendant firearms manufacturers allegedly permit their products to enter a secondary market, from which guns may be obtained by unauthorized users; that defendants have failed to include adequate safety devices in their firearms to prevent unauthorized use and accidental misuse; and that defendants' conduct has created a public nuisance. Plaintiffs seek injunctive relief and money damages (consisting of the cost of providing certain city services and lost tax and other revenues). By order of July 13, 2000, the trial court denied manufacturer-defendants' motion to dismiss, and defendants' request for interlocutory appeal of this decision was denied on September 19, 2000. Discovery is proceeding pursuant to the Joint Case Management Order, under which trial is presently scheduled for September 2002

         The City of St. Louis makes claims similar to those in the City of Boston litigation and seeks punitive as well as compensatory damages. The First Amended Complaint naming Remington was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the United States District Court for the Eastern District of Missouri by third-party defendant, Denel (Pty) Ltd., a firearms manufacturer majority-owned by the Republic of South Africa. Removal was made pursuant to Title 28, section 1330, of the United States Code, as an action involving a foreign state. As of March 22, 2001 the City's motion to remand and the manufacturing defendants' fully-briefed motion to dismiss were pending before the District Court.

         The City of New York, the New York City Health and Hospitals Corp., and certain city officials filed an Amended Complaint, dated September 1, 2000, in the United States District Court for the Eastern District of New York naming Remington and asserting claims similar to those in the City of Boston litigation. The Company answered on December 1, 2000. To date, there has not been any substantive activity in this case.

         Motions to intervene had been filed in another such municipal lawsuit, Chicago v. Beretta U.S.A. Corp. (Cook Co. Ct.), seeking to name as additional defendants unidentified "ammunition manufacturers." Such intervention was not permitted by the Court, which, on September 15, 2000, granted the existing defendants' motion to dismiss the case. The City filed its notice of appeal of this decision on October 11, 2000, and the parties are in the process of filing their respective briefs.

         Remington also was named in a lawsuit filed in the United States District Court for the Eastern District of New York by the National Association for the Advancement of Colored People ("NAACP") on July 16, 1999, against more than a hundred defendants involved in the manufacture of firearms. NAACP v. A.A. Arms, Inc., No. 99-CV-3999 (JBW) (E.D.N.Y.). The complaint, as amended in October 1999 to add the National Spinal Cord Injury Association as a plaintiff, seeks injunctive relief rather than monetary damages and contains allegations about defendants' manufacturing and distribution practices similar to those in the City of Boston litigation. Plaintiffs purport to limit their claims to the manufacture and sale of handguns. Remington has not made or sold handguns, as that term is conventionally understood, for over 60 years. In September 2000, plaintiffs agreed to dismiss Remington from this action, and on October 10, 2000, the joint stipulation of dismissal was "so ordered" by the Court and filed three days later.

         The Federal Trade Commission and the attorneys general of several states have instituted investigations into allegations of anticompetitive retaliation against Smith & Wesson by other participants in the firearms industry. To date, Remington has received and replied to civil investigative demands and subpoenas duces tecum from the State of Connecticut and the Federal Trade Commission. Remington, which makes only long guns, does not compete with Smith & Wesson, which makes handguns.

         In recognition of and support of certain legal and legislative initiatives, the firearms industry has established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. During 2001, the Company will contribute a percentage of its domestic net revenue from sales of its hunting and shooting sports-related products to this organization.

         The number of cases listed above do not include Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. Du Pont de Nemours and Company et al. ("Luna"), which was first filed in 1989 in Texas district court in Jim Wells County. The plaintiffs sought certification of a class consisting of all Texas owners of Model 700 bolt-action rifles seeking the cost of repair of the guns. In June 1996, the district court certified for class treatment certain limited issues; this ruling was reversed on appeal. Remington was not named as a defendant until July 1996, and was not a party to the appeal, although the appellate courts' decisions should govern class action claims against Remington as well. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against claims for economic loss involving Model 700 rifles shipped prior to the end of May 1997. Claims involving Model 700 rifles shipped thereafter would be the Company's responsibility and, to the extent that they do not involve personal injury or property damage, would not be covered by the Company's product liability insurance.

         The Company has made claims for indemnification involving product liability issues under the Purchase Agreement. In 1996, the Company and the Sellers agreed that the Sellers would assume financial responsibility for a portion of the costs relating to product liability claims and cases involving certain shotguns manufactured prior to mid-1995 and based on occurrences arising prior to November 30, 1999, and that any claims the Company and the Sellers may have against each other under the Purchase Agreement relating to shotguns (excluding various indemnification rights and the allocation of certain costs) would be released. Any claims between the Company and the Sellers relating to other product liability issues remain open.

         Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to an amount that has now been fully paid, with the Sellers retaining liability in excess of that amount and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as described above, as well as the type of firearms products made by the Company), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, especially as to firearms, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for either Holding's or Remington's common stock. Prior to 1997, the only holder of Holding's Common Stock was The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"). On August 25, 1997 Holding filed a registration statement on Form S-8 with the Securities and Exchange Commission to register 12,500 shares of Class A Common Stock ("Common Stock"), par value $.01 per share, of Holding for issuance in accordance with the RACI Holding, Inc. Director Stock Purchase Plan (the "1997 Directors' Plan"). As of December 31, 2000, a total of 11,250 shares of Class A Common Stock had been issued to five directors under the 1997 Directors' Plan and 1,800 shares of Class A Common Stock were issued to five directors under the 1994 Directors' Plan. See "Security Ownership of Certain Beneficial Owners and Management." The only holder of Remington's common stock is Holding. On April 25, 2000, the Company declared a special dividend of $63.933 per share, in an aggregate amount of $49.1 million, to all shareholders of record on that date. The Company also declared a special payment to holders of all stock options and deferred shares of $63.933 per share, in an aggregate amount of $6.1 million on that date. On October 24, 2000, the Company declared a special dividend of $7.996 per share, in an aggregate amount of $6.1 million, to all shareholders of record on October 20, 2000. The Company also declared a special payment to holders of all stock options and deferred shares of $7.996 per share, in an aggregate amount of $0.8 million on that date. As Holding has no separate operations, its ability to pay dividends is dependent upon the extent to which it receives dividends or other funds from Remington. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the respective company, subject to the restrictions set forth in the Amended and Restated Credit Agreement, dated as of April 28, 2000, among the Company, The Chase Manhattan Bank, Bank of America, Goldman Sachs Credit Partners L.P. and certain other lenders (the "New Credit Agreement"), and the indenture for its subordinated notes (the "Indenture"), which currently restrict the payment of cash dividends to shareholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," "--Credit Agreement" and "--Notes" and Notes 14 and 15 to the Company's consolidated financial statements for the year ended December 31, 2000 appearing elsewhere in this report.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial information derived from the Company's consolidated financial statements as audited by its independent accountants, PricewaterhouseCoopers LLP, for each of the years in the five-year period ended December 31, 2000. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and related notes and other financial information included elsewhere in this report.

                                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------
                                                 2000          1999          1998          1997          1996
                                               -------       -------       -------       -------       -------
STATEMENT OF OPERATIONS DATA:                           (Dollars in Millions, Except Per Share Data)

Sales (a) ................................     $ 388.7       $ 403.1       $ 385.8       $ 384.0       $ 390.4
Gross Profit .............................       132.8         129.9         123.0         113.0         108.7
Operating Expenses .......................        84.8          78.1          75.5          77.6          94.8
Restructuring and Nonrecurring Items .....          --            --            --            --           9.6
Operating Income .........................        48.0          51.8          47.5          32.6           4.3
Interest Expense .........................        15.6          14.1          19.2          23.6          25.1
Income (Loss) before Taxes ...............        32.4          37.7          28.3           9.0         (20.8)
Net Income (Loss) ........................        19.9          23.0          17.2           5.5         (13.8)
Basic Income (Loss) Per Common Share .....       25.10         29.68         22.63          7.33        (18.40)
Diluted Income (Loss) Per Common Share ...       24.49         28.89         22.26          7.33        (18.40)
Dividends Paid per Common & Redeemable
 Share (b) ...............................       71.93            --            --            --            --
Ratio of Earnings to Fixed Charges (c) ...        3.0x          3.7x          2.5x          1.4x          0.2x

OPERATING AND OTHER DATA:
EBITDA as Defined (d) ....................     $  73.0       $  74.0       $  64.2       $  52.2       $  29.4
EBITDA Margin (d) (e) ....................        18.8%         18.4%         16.6%         13.7%          7.5%
Depreciation and Amortization (f) ........     $  16.4       $  16.0       $  15.9       $  15.1       $  13.9
Other Non-cash Charges (g) ...............         1.2           6.2           1.1           3.7            --
Nonrecurring and Restructuring Items (h) .          .5            --          (0.3)          0.8          11.2
Special Payment (b) ......................         6.9            --            --            --            --
Ratio of EBITDA to Interest Expense (d)(f)        5.4x          6.1x          3.7x          2.4x          1.3x
Consolidated Fixed Charge Coverage
   Ratio (i) .............................        4.2x          5.2x          3.4x          2.2x          0.7x
Capital Expenditures .....................     $  17.4       $  13.0       $   8.5       $   5.8       $  22.5
Cash flows provided by (used in):
   Operating Activities ..................        21.8          64.5          56.7          54.0          (2.7)
   Investing Activities ..................       (17.4)        (13.0)         (8.5)         (5.8)        (22.5)
   Financing Activities ..................       (28.0)        (30.1)        (43.9)        (57.2)         33.4

BALANCE SHEET DATA (END OF PERIOD):
Working Capital ..........................     $ 115.9       $  91.1       $  92.7       $ 108.2       $ 136.1
Total Assets .............................       363.1         358.8         354.5         380.7         435.0
Total Debt (j) ...........................       154.6         118.5         146.9         195.0         253.1
Shareholders' Equity .....................        91.7         126.2         103.5          86.3          79.8

(a) Sales are presented net of federal excise taxes. Excise taxes were $33.2 million, $33.8 million, $31.5 million, $31.0 million and $31.7 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. For the years ended December 31, 1999, 1998 and 1997, Arms Service sales (revenue from the parts and repairs operation) of $3.7 million, $5.1 million and $2.8 million, respectively, have been reclassified from operating expenses`.

(b) On April 25, 2000, the Company declared a special dividend of $63.933 per share, in an aggregate amount of $49.1 million, to all shareholders of record on that date. The Company also declared a special payment to holders of all stock options and deferred shares of $63.933 per share, in an aggregate amount of $6.1 million on that date. On October 24, 2000, the Company declared a special dividend of $7.996 per share, in an aggregate amount of $6.1 million, to all shareholders of record on October 20, 2000. The Company also declared a special payment to holders of all stock options and deferred shares of $7.996 per share, in an aggregate amount of $0.8 million on that date.

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

(d) EBITDA as presented is calculated in accordance with the definition of that term contained in the New Credit Agreement, and may not be comparable to similarly titled measures reported by other companies. Generally, the New Credit Agreement defines EBITDA to consist of net income (loss) adjusted to exclude cash interest expense, income tax expense, depreciation, amortization, non-cash expenses and charges, gain or loss on sale or write-off of assets, and extraordinary, unusual or nonrecurring gains, losses, charges or credits, amounts paid as permitted dividends that are treated as compensation expense ("special payment") and defines interest expense as cash interest. EBITDA, and the Ratio of EBITDA to Interest Expense, are presented to facilitate a more complete analysis of the Company's financial performance, by adding back non-cash and nonrecurring items to operating income, as an indicator of the Company's ability to generate cash to service debt and other fixed obligations. Investors should not rely on EBITDA as an alternative to operating income or cash flows, as determined in accordance with generally accepted accounting principles, as an indicator of the Company's operating performance, liquidity or ability to meet cash needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Company's operating income and cash flows.

(e)  Represents EBITDA as a percentage of sales.

(f) Excludes amortization of deferred financing costs of $2.0 million, $1.8 million, 2.0 million, $1.7 million and $1.6 million in 2000, 1999, 1998, 1997 and 1996, respectively, which is included in interest expense.

(g) Non-cash charges consist of the following: (1) for 2000, a $0.5 million loss on disposal of assets and $0.6 million accrual for executive pension and $0.1 million for other postretirement benefits, (2) for 1999, a $3.8 million stock based compensation expense, $1.8 million pension accrual and $0.6 million loss on disposal of assets; (3) for 1998, a pension accrual of $0.4 million and a $0.7 million loss on disposal of assets and (4) for 1997, a pension accrual of $3.2 million and a $0.5 million loss on disposal of assets.

(h) Nonrecurring and restructuring expenses excluded in calculating EBITDA consist of the following: (1) for 2000, nonrecurring professional fees of $0.5 million related to establishment of subsidiaries, (2) for 1998, nonrecurring legal charge of $0.4 million and restructuring accrual adjustments of $(0.7); (3) for 1997, $0.8 million of unusual and nonrecurring charges; (4) for 1996, $4.9 million in restructuring charges, a $4.7 million nonrecurring charge related to resolving a dispute with the Sellers and $1.6 million for corporate relocation and employee training.

(i) The Consolidated Fixed Charge Coverage Ratio is a financial measure used in the Indenture for the Notes to determine when the Company can incur certain kinds of new debt and engage in certain other transactions. It measures the ratio of (a) the sum of Consolidated Net Income, Consolidated Interest Expense, Consolidated Income Tax Expense and Consolidated Non-Cash Charges (including depreciation, amortization and other non-cash charges) deducted in computing Consolidated Net Income (Loss), all determined in accordance with GAAP, to (b) the sum of Consolidated Interest Expense and cash dividends paid, if any, on any Preferred Stock, as each of these terms is defined in the Indenture. Generally, the principal difference between the Ratio of EBITDA to Interest Expense and the Consolidated Fixed Charge Coverage Ratio arises from the exclusion of nonrecurring and restructuring expenses, and amounts paid as permitted dividends that are treated as compensation expense ("special payment") in calculating EBITDA.

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

OVERVIEW

General

         The following discussion and analysis relates to Holding, its subsidiary Remington, and Remington's wholly owned subsidiaries, Remington International, Ltd., RA Brands, L.L.C. and RA Factors, L.L.C. on a consolidated basis. Holding has virtually no operations and its only significant asset is its investment in Remington.

         The Company's business is classified as one aggregated operating segment, and its revenues are derived primarily from sales of hunting/shooting sports and related products. This reportable segment accounted for approximately 89% of the Company's sales in 2000, 88% in 1999 and 87% in 1998. Other Company product lines include firearm-related accessories, clay targets and fishline and related products.

Business Trends and Initiatives

         The sale of hunting/shooting sports and fishing products depends upon a number of factors related to the level of consumer spending including the general state of the economy and the willingness of consumers to spend on discretionary items. Historically, the general level of economic activity has significantly affected the demand for sporting goods products in the hunting/shooting sports and related markets. As economic activity slows, as it did in the fourth quarter 2000, confidence and discretionary spending by consumers declines. Management believes that the current economic slowdown affected sales in the fourth quarter of 2000. Competitive pressures arising from any significant or prolonged economic downturn could have a material adverse impact on the Company's financial condition, results of operation or cash flows.

         Although the Company believes that regulation of firearms and ammunition, and consumer concerns about such regulation, have not had a significant influence on the market for its firearms and ammunition products from 1998 through 2000, there can be no assurance that the regulation of firearms and ammunition will not become more restrictive in the future and that any such development would not adversely affect these markets. See "Business--Regulation" and "Legal Proceedings."

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

RESULTS OF OPERATIONS

          The following table shows, for the periods indicated, the percentage relationships to sales of certain selected financial data. Management's discussion and analysis of the Company's results of operations compares 2000 to 1999 results, and 1999 to 1998 results.

                       Year Ended     Year Ended     Year Ended
                      December 31,   December 31,   December 31,
                          2000           1999           1998
                          ----           ----           ----
Sales                     100%           100%           100%
Cost of Goods Sold         66             68             68
Gross Profit               34             32             32
Operating Expenses         22             19             20
Operating Profit           12             13             12
Net Income                  5              6              4


Year Ended December 31, 2000 as Compared to Year Ended December 31, 1999

         Sales. Consolidated Sales for the year ended December 31, 2000 decreased $14.4 million or 4% from the year ended December 31, 1999 for the reasons discussed below. The following table compares sales by segment for each of the years in the two-year period ended December 31, 2000:

                                        Year Ended December 31,
                             -----------------------------------------
                                         Percent               Percent
                              2000      of Total     1999     of Total
                             -------------------    ------------------

Sales
  Hunting/Shooting Sports    $ 345.1      89%       $ 354.0      88%
  All Other                     43.6      11%          49.1      12%
                             -------                -------
    Consolidated Sales       $ 388.7     100%       $ 403.1     100%
                             =======                =======

         Hunting/Shooting Sports sales decreased $8.9 million or 3% in 2000 as compared to 1999. Firearms sales of $184.1 million for the year ended December 31, 2000 increased $2.4 million from the year ended December 31, 1999, due to overall higher pricing of firearm products together with an increase in sales volumes of higher priced shotguns and centerfire rifles partially offset by lower sales volumes in the other firearm product categories.

         Ammunition sales of $161.0 million for the year ended December 31, 2000 decreased $11.3 million or 7% from 1999, due primarily to lower sales volumes in all ammunition categories, mainly shotshell, rimfire and pistol and revolver, partially offset by higher overall pricing in ammunition products. The decline in sales volumes resulted from an unanticipated softening in demand during the fourth quarter of 2000.

         Sales of all other products declined year over year by $5.5 million or 11%. The sales declined primarily as a result of lower demand for certain fishline and target products, approximately $4.5 million or 15%, slightly offset by sales of new product introductions in fishline and accessories, mainly gun safes and gun parts.

         Cost of Goods Sold. Cost of goods sold for 2000 decreased to $255.9 million, a decrease of $17.3 million or 6% from the 1999 level of $273.2 million, resulting primarily from the lower volumes in both the Hunting/Shooting and All Other segments. As a percentage of sales, cost of goods sold decreased to 66% in 2000 from 68% in 1999, due mainly to higher overall pricing in the Hunting/Shooting Sports segment, partially offset by higher other manufacturing costs associated with line enhancement projects and retiree benefit expense.

         Gross Profit. Gross profit was $132.8 million in 2000, an increase of $2.9 million, or 2%, from a gross profit of $129.9 million in 1999. The increase in gross profit was primarily due to the overall favorable pricing in both the firearms and ammunition product lines along with increased sales of higher priced shotguns and centerfire rifles.

         Operating Expenses. Operating expenses consist of selling, general and administrative expenses, research and development expense and other expense. Operating expenses for 2000 were $84.8 million, an increase of $6.7 million, or 9%, from $78.1 million for 1999.

         Selling, general and administrative expenses for 2000 were $68.3 million, an increase of $3.4 million, or 5% from $64.9 million for 1999. The increase between the two periods was primarily attributable to the Company's contributions in 2000 to The Hunting and Shooting Sports Heritage Fund and an increase in bad debt expense partially offset by planned decreases in marketing communications expenses.

         Research and development expenses were $6.4 million for 2000, a $0.3 million, or 4%, decrease from $6.7 million in 1999.

         Other period expense of $10.1 million in 2000 includes two special payments totaling $6.9 million to holders of all stock options and deferred shares. See Note 15 of the Notes to the Company's consolidated financial statements herein. Other expense of $6.5 million for 1999 includes $3.1 million for the Company's portion of expenses incurred in connection with the issuance of stock and the grant of options under the 1999 Stock Incentive Plan.

         Operating Income. Operating income of $48.0 million in 2000 decreased by $3.8 million or 7% from 1999's operating income of $51.8 million. Operating income decreased as a result of the increase in operating expenses partially offset by the increase in gross profit, as discussed above.

         Interest Expense. Interest expense in, 2000 was $15.6 million, an increase of $1.5 million, or 11%, from the 1999 level of $14.1 million. The increase in interest expense was primarily a result of higher borrowings on the revolver combined with higher interest rates incurred on variable rate debt partially offset by a reduction in borrowings on the term loan.

Year Ended December 31, 1999 as Compared to Year Ended December 31, 1998

         Sales. Consolidated Sales for the year ended December 31, 1999 increased $17.3 million or 4% from the year ended December 31, 1998. Although there is an increase in sales from year to year, the Company cannot be assured that this trend will continue due to the relatively mature and highly competitive market in which the Company operates. The following table compares sales by segment for each of the years in the two-year period ended December 31, 1999:

                                        Year Ended December 31,
                             -----------------------------------------
                                         Percent               Percent
                              1999      of Total     1998     of Total
                             -------------------    ------------------

Sales
  Hunting/Shooting Sports    $ 354.0      88%       $ 333.9      87%
  All Other                     49.1      12%          51.9      13%
                             -------                -------
    Consolidated Sales       $ 403.1     100%       $ 385.8     100%
                             =======                =======

         Hunting/Shooting Sports sales increased $20.1 million or 6% in 1999 as compared to 1998. Firearms sales of $181.7 million for the year ended December 31, 1999 increased $5.9 million from the year ended December 31,

1998. The increase primarily resulted from favorable overall pricing and increased volumes of the pump action shotguns. Ammunition sales of $172.3 million for the year ended December 31, 1999 increased $14.2 million from 1998. The increase in ammunition sales was primarily due to higher volumes across all ammunition categories partially offset by unfavorable pricing.

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

         Cost of Goods Sold. Cost of goods sold for 1999 increased to $273.2 million, an increase of $10.4 million or 4% from the 1998 level of $262.8 million. The increase resulted primarily from the higher volumes in both firearms and ammunition product lines offset by favorable commodity pricing and cost containment at the manufacturing level. As a percentage of sales, cost of goods sold was equal to 1998 at 68%.

         Gross Profit. Gross profit was $129.9 million in 1999, an increase of $6.9 million, or 6%, from a gross profit of $123.0 million in 1998. The increase in gross profit was primarily due to the overall favorable pricing in firearms and the increase in volumes in both the firearms and ammunition product lines offset by unfavorable pricing in ammunition as discussed above and unfavorable mix in both firearms and ammunition.

         Operating Expenses. Operating expenses consist of selling, general and administrative expenses, research and development expense and other expense. Operating expenses for 1999 were $78.1 million, an increase of $2.6 million, or 3%, from $75.5 million for 1998.

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

         Research and development expenses were $6.7 million for 1999, a $0.6 million, or 8%, decrease from $7.3 million in 1998.

         Other period expense of $6.5 million for 1999 increased $2.9 million or 81% from the $3.6 million balance in 1998. The increase resulted primarily from a non-cash expense of $3.1 million incurred in connection with the issuance of stock and the grant of options under the 1999 Stock Incentive Plan.

         Operating Income. Operating income increased to $51.8 million in 1999, an increase of $4.3 million from 1998's operating income of $47.5 million. Operating income increased primarily as a result of the increase in gross profit partially offset by the increase in operating expenses, as discussed above.

         Interest Expense. Interest expense, 1999 was $14.1 million, a decrease of $5.1 million, or 27%, from the 1998 level of $19.2 million. The decrease in interest expense between periods was principally due to a reduction in average outstanding debt on the Company's revolving credit facility and lower term debt levels resulting from scheduled debt repayments and, to a lesser extent, the reduction in the interest rates on the term debt.


TAXES

         The Company's balance sheet as of December 31, 2000 includes net deferred tax assets in the amount of $13.3 million. See Note 17 to the Company's consolidated financial statements for the year ended December 31, 2000 appearing elsewhere in this report.

         The Company's effective tax rates for 2000, 1999 and 1998 were 38.6%, 39.0% and 39.2%, respectively. These rates were higher than the Federal statutory rate principally due to the impact of state income taxes and certain non-deductible expenses.

PURCHASING PATTERNS; SEASONALITY

         The Company's firearms products that are generally used during the fall hunting season may be purchased under an early order or "dating" plan. Under the dating plan, the Company allows a distributor to purchase these products commencing in December (the start of the Company's dating plan year) and to pay for them on extended terms. Discounts are offered for early payment under this plan. Discounts amounting to $5.0 million were given in 2000 and 1999 and $4.1 were given in 1998. The Company believes that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first quarter. The Company believes that the dating plan helps facilitate a more efficient manufacturing schedule. Use of the dating plan, however, also results in significant deferral of collection of accounts receivable until the latter part of the year.

         The Company generally sells ammunition products on standard terms of 90 days or less and offers discounts for earlier payments. Beginning in 2000, as a competitive measure, the Company also began offering extended payment terms on select ammunition purchases. Effective with the 1998 sales year, an early order program was instituted which allows customers an additional 30 days to pay for ammunition purchased prior to April 1st of each year.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Net cash provided by operating activities was $21.8 million and $64.5 million for the years ended December 31, 2000 and 1999, respectively. The decrease in cash provided by operating activities is primarily a result of a decrease in earnings and non-cash items mainly related to the 1999 stock based compensation expense paired with an increase in working capital. Inventories increased $28.8 million to $99.6 million in 2000 mainly as a result of an unanticipated decrease in ammunition sales volumes in the third and fourth quarters. Accounts receivable decreased $5.2 million and accounts payable increased $1.2 million, primarily as a result of the Company's ongoing working capital management program to help maximize cash from operations. Net cash used in investing activities in 2000 and 1999 was $17.4 million and $13.0 million, respectively, consisting of capital expenditures for maintenance of operations which extend the useful life of existing equipment and improvement projects concentrated on enhancing the efficiency of existing facilities. Net cash used in financing activities in 2000 and 1999 was $28.0 million and $30.1 million, respectively. The decrease in cash used in financing activities primarily resulted from an increase in net borrowings under the revolving credit facility provided under the New Credit Agreement (the "New Revolving Credit Facility") and the revolving credit facility provided under the Company's previous credit agreement (the "Old Credit Agreement") in 2000 of $64.5, offset by cash dividends paid, net of shareholder loan repayments, of $54.8 million. Cash flow from operating activities for the years ended December 31, 2000, and 1999 was sufficient to fund the Company's capital expenditure program. Borrowings under the New Revolving Credit Facility were required to fund cash dividends and financing costs incurred in connection with the New Credit Agreement.

         Net cash provided by operating activities was $64.5 million and $56.7 million for the years ended December 31, 1999 and 1998, respectively. The increase in cash provided by operating activities is primarily a result of improved earnings, non-cash items mainly related to the stock based compensation expense together with a decrease in working capital. Accounts receivable decreased $6.4 million to $56.6 million and accounts payable increased $1.7 million primarily as a result of the Company's ongoing working capital management program to help maximize cash from operations. Net cash used in investing activities in 1999 and 1998 was $13.0 million and $8.5 million, respectively, consisting of capital expenditures for maintenance of operations, which extend the useful life of existing equipment and improvement projects concentrated on enhancing the efficiency of existing facilities. Net cash used in financing activities in 1999 and 1998 was $30.1 million and $43.9 million, respectively. The decrease in the cash used in financing activities primarily results from the net repayment of $19.9 million on the revolving credit facility under the Old Credit Agreement during 1998. Cash flow from operating activities for the years ended December 31, 1999 and 1998 was sufficient to fund the Company's capital expenditure program and scheduled principal payments on outstanding indebtedness.

Working Capital

         Working capital increased to $115.9 million at December 31, 2000 from $91.1 million at December 31, 1999 primarily as a result of an increase in inventory, as a result of a decrease in ammunition sales volume, offset by a decrease in accounts receivable and an increase in accounts payable, related to the Company's ongoing working capital management program to help maximize cash from operations.

Capital Expenditures

         Capital expenditures were $17.4 million, $13.0 million and $8.5 million in 2000, 1999 and 1998, respectively. The capital expenditures in 2000 were principally for equipment and improvement projects concentrated on enhancing the efficiency of existing facilities. The Company anticipates that capital expenditures in 2001 will be approximately $13.5 million, principally for equipment that will improve production efficiencies and operations. The Company expects to fund capital expenditures primarily from operational cash flow and the New Revolving Credit Facility.

Liquidity

         The Company incurred substantial indebtedness in connection with the Acquisition. As of December 31, 2000, the Company had outstanding approximately $154.6 million of indebtedness, consisting of approximately $86.8 million ($86.9 million face amount) in the Notes, $64.5 million in New Revolving Credit Facility borrowings and $3.3 million in capital lease obligations. As of December 31, 2000 the Company also had aggregate letters of credit outstanding of $5.0 million.

         At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the New Credit Agreement. The Company paid special dividends of $49.1 million and $6.1 million to stockholders and special payments of $6.1 million and $0.8 million to holders of stock options and deferred shares on April 28, 2000 and October 31, 2000, respectively. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the New Revolving Credit Facility, although no assurance can be given in this regard. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. See "--Cash Flows."

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

         The amount of premiums paid for commodity contracts outstanding at December 31, 2000 and 1998 was $0.7 million. There were no call options or premiums paid for commodity contracts outstanding at December 31, 1999. At December 31, 2000, 1999 and 1998, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.3 million, $1.3 million and $0.1 million, respectively. There were no hedging losses related to closed commodity future contracts included in inventory at December 31, 2000. As of December 31, 1999 and 1998 hedging losses related to closed commodity futures contracts of $0.2 million were included in inventory. See Note 19 to the Company's consolidated financial statements for the year ended December 31, 2000 appearing elsewhere in this report.

         The estimated value of the Company's debt at December 31, 2000 was $137.3 million compared to a carrying value of $154.6 million. The estimated value of the Company's debt at December 31, 1999 was $116.3 million compared to a carrying value of $118.5 million.

         The Company was not a party to any interest rate cap, hedging or other protection arrangements with respect to its variable rate indebtedness as of December 31, 2000 or December 31, 1999. See Note 19 to the Company's consolidated financial statements for the year ended December 31, 2000 appearing elsewhere in this report.

Credit Agreement

         On April 28, 2000, the Company entered into the New Credit Agreement. The New Revolving Credit Facility provides for borrowings of up to $170.0 million, with a final maturity of September 30, 2003. Up to $15.0 million of the New Revolving Credit Facility availability may be used for letters of credit.

         The obligations under the New Credit Agreement are guaranteed by Holding and are secured by a pledge of the Company's capital stock and by pledges of and security interests in substantially all the Company's property and assets including the Company's ownership interests in its subsidiaries RA Brands, L.L.C. and RA Factors L.L.C. The New Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of December 31, 2000, the Company was in compliance in all material respects with the financial covenants under the New Credit Agreement.

         Borrowings under the New Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus up to 1.25% per annum, or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus up to 2.25% per annum. Upon the Company's delivery to the New Credit Agreement's administrative agent of the Company's quarterly financial statements, the interest rate on the Company's New Credit Agreement borrowings can be reduced by up to 0.5% per annum from levels in effect at April 28, 2000 if the Company has met certain financial ratios, based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and total indebtedness, for the four quarters then ended. Once reduced, such interest rate can also be increased up to 0.5% per annum if the Company no longer meets the financial ratios making it eligible for interest rate reduction. Commitment fees of 0.5% are payable on the average daily unused portion of the New Revolving Credit Facility can be reduced up to 0.125% based upon the same financial performance measures. On October 31, 2000, the interest rate and commitment fees were reduced 0.5% and 0.125%, respectively, as a result of the Company's financial performance. Mandatory prepayments of borrowings may be required under the New Credit Agreement upon the occurrence of certain changes in control. The weighted average interest rate for borrowings under the New Revolving Credit Facility under the new Credit Agreement, and for periods prior to April 28, 2000, the revolving credit facility under the Old Credit Agreement, was 10.1% in 2000 and 7.1% in 1999.

         Prior to its replacement with the New Credit Agreement, the Old Credit Agreement required the Company to make mandatory prepayments on the term loans thereunder annually, in an amount equal to 50% of the Company's Excess Cash Flow (as defined therein) for the preceding fiscal year. The Company had Excess Cash Flow of $4.3 million for the year ended December 31, 1999 and accordingly, a prepayment of $2.2 million was made on March 31, 2000. The Company did not have Excess Cash Flow for the year ended December 31, 1998 and accordingly no such prepayment was required in 1999.

Notes

         In connection with the Acquisition, the Company issued $100 million aggregate principal amount of its 9.5% Senior Subordinated Notes due 2003 (the "Notes"). The interest rate on the Notes is 9.5% per annum. Interest on the Notes is payable semi-annually and principal is payable at maturity on December 1, 2003.

         During 1999, the Company repurchased approximately $6.3 million of the Notes at an average price of 99.4% of the face value on the open market with cash from operations. These repurchases had no material impact on the Company's results of operations. No repurchases were made during 2000. From time to time, the Company may continue to repurchase additional amounts of the Notes on the open market subject to any limitations that may be contained in the New Credit Agreement and the Indenture.

PRODUCT LIABILITY

         For information concerning product liability cases and claims involving the Company, see "Legal Proceedings." Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited, to an amount that has now been fully paid, with the Sellers retaining liability in excess of that amount and indemnifying the Company in respect thereof, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. While it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Seller's agreement to be responsible for certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. However, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, especially as to firearms, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result there from. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability cases and claims in the future.

         Since December 1, 1993 the Company has maintained insurance coverage for product liability claims for personal injury or property damage relating to occurrences after the Acquisition, subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate. The current insurance policy extends through November 30, 2001. Certain of the Company's post December 2000 insurance coverage expressly does not apply to actions brought by municipalities as described in "Legal Proceedings." Based on actual defense and disposition costs incurred by the Company and Sporting Goods with respect to product liability cases and claims in recent years, management estimates that the Company's liability for product liability cases and claims outstanding at December 31, 2000 is in the range of $8.9 million to $12.1 million. Management estimates that the amount of the self-insured retention accrued each year will be paid out over the following three to five years. The Company charged $2.6 million, $1.8 million and $2.0 million of payments for product liabilities (including pre-Acquisition occurrences for which the Company assumed responsibility) in the years ended December 31, 2000, 1999 and 1998, respectively, against the amounts previously accrued.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         The Company has adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. This statement requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives will be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. The cumulative effect of adopting this new statement was a decrease in reported comprehensive net income, net of tax, of $0.2 million as of January 1, 2001.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         The statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statement in "Business--Hunting/Shooting Sports" that the Company believes the markets for hunting-related products such as shotguns, rifles and ammunition will generally remain relatively flat at least in the near future; (ii) the statement in "Business--Hunting/Shooting Sports" that the Company believes that the number of private hunting facilities is increasing, as is the availability of alternatives to traditional hunting activities, and that these trends may offset increasing restriction on access and land use; (iii) the statement in "Business--Hunting/Shooting Sports" that the Company believes that hunting safety issues may affect sales of firearms, ammunition and other shooting-related products; (iv) the statement in "Business--Hunting/Shooting sports" that the Company believes that the current trend, or the consumer perception thereof, toward firearms regulatory proposals and municipal handgun litigation could adversely affect the firearms and ammunition market; (v) the statement in "Business--Hunting/Shooting Sports" that the Company believes it has a good relationship with its single-source vendors and does not currently anticipate material shortages or disruptions in supply from these vendors; (vi) the statement in "Business--Hunting /Shooting Sports" that the Company believes it has a good relationship with its stamped parts supplier and does not currently anticipate any material shortages or disruption in supply of these stamped parts; (vii) the statement in "Business--Environmental Matters" concerning the Company's belief that current environmental regulations or the outcome of any governmental proceedings and orders pertaining to environmental compliance will not have a material adverse effect on its business; (viii) the statement in "Business--Environmental Matters" that the Company believes its costs to settle would not be significant if it were found to be a potentially responsible party in connection with the Superfund site in Kansas; (ix) other statements as to management's or the Company's expectations and beliefs presented in "Business;" (x) the statement in "--Liquidity and Capital Resources--Capital Expenditures" that the Company anticipates year 2001 capital expenditures of $22.5 million for equipment that will improve production efficiencies and operations which it expects to fund primarily from operational cash flow and borrowings under the New Revolving Credit Facility; (xi) the statements in "--Liquidity and Capital Resources--Liquidity" concerning the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the New Revolving Credit Facility and; (xii) the statement in "--Liquidity and Capital Resources--Notes" that, from time to time, the Company may continue to repurchase additional amounts of the Notes on the open market, subject to the limitations in the New Credit Agreement and the Indenture; (xiii) the statements in "--Product Liability" concerning (a) the Company's belief that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results or operations of the Company, (b) the Company's belief that the outcome of all pending product liability cases and claims will not have a material adverse effect upon the financial condition or result of operations of the Company and (c) management's estimates concerning the Company's liability for product liability cases and claims relating to occurrences arising during 2000, 1999 and 1998 and the time period during which the amount of the Company's self insured retention will be paid out; (xiv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations;" (xv) the statements in "Legal Proceedings" concerning (a) the Company's belief that its current product liability insurance coverage for personal injury and property damage is adequate for its needs, (b) the Company's belief that appellate courts' decision in Luna should govern class action claims against Remington and the Sellers, (c) the Company's belief that although it anticipates that it will continue to be involved in product liability cases and claims in the future, the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial conditions or results of operations of the Company and (d) the Company's anticipation that it, as well as other manufacturers of firearm or ammunition products, will continue to be involved in product liability cases and claims in the future and (xvi) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

         Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in "Business--Hunting/Shooting Sports," "--Marketing and Distribution," "--Patents and Trademarks" and "--Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview," "--Taxes," "--Liquidity and Capital Resources," "--Product Liability," and "Legal Proceedings"), or in other Securities and Exchange Commission filings of the Company, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

o The degree to which the Company is leveraged could have important consequences to the holders of the Notes, including the following: (i) the Company's ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for operations; (iii) certain of the Company's borrowings will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates and (iv) the Company may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures.

o The Company's ability to meet its debt service and other obligations will depend in significant part on customers purchasing the Company's products during the fall hunting season. Notwithstanding the Company's cost containment initiatives and continuing management of costs, a decrease in demand during the fall hunting season for the Company's higher priced, higher margin products would require the Company to further reduce costs or increase its reliance on borrowings under the New Revolving Credit Facility to fund operations. No assurance can be given that the Company would be able to reduce costs or increase its borrowings sufficiently to adjust to such a reduction in demand.

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

o Sales made to Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately 20% of the Company's total net revenues in 2000. The Company's sales to Wal-Mart are not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from the Company, the Company's financial condition or results of operations could be adversely affected.

o The Company utilizes numerous raw materials, including steel, lead, brass, plastics and wood, as well as manufactured parts, that are purchased from one or a few suppliers. In addition, the Company purchases a significant amount of the fishline it requires for its product lines from DuPont under a supply agreement that was renewed in January 1997 with subsequent addendums, and is annually automatically renewed until notice by either party. Any disruption in the Company's relationship with these suppliers could increase the cost of operations.

o The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While the Company does not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on its sales from 1998 through 2000, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on the Company in the future.

o As a manufacturer of firearms, the Company has been named as a defendant in certain lawsuits brought by municipalities or organizations challenging manufacturers' distribution practices and alleging that the defendants have also failed to include a variety of safety devices in their firearms. The Company's insurance coverage regarding such claims may be limited. In the event that additional such lawsuits were filed, or if certain legal theories advanced by plaintiffs were to be generally accepted by the courts, the Company, its financial condition and results of operations could be adversely affected.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company's products. At December 31, 2000, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.3 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of December 31, 2000. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financial Instruments" and Note 19 to the Company's consolidated financial statements for the year ended December 31, 2000 appearing elsewhere in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of RACI Holding, Inc.

In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 14. (a) (1) on page 67 present fairly, in all material respects, the financial position of RACI Holding, Inc. and subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14. (a)
(2) on page 67 presents fairly, in all material respects the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Greensboro, North Carolina
March 5, 2001

                       RACI HOLDING, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)


                                                                      December 31,    December 31,
                                                                          2000            1999
                                                                      ------------    ------------

ASSETS
Current Assets
Cash and Cash Equivalents                                                $  2.7          $ 26.3
Accounts Receivable Trade - net of allowances
    of $5.6 and $2.5, respectively                                         51.4            56.6
Inventories                                                                99.6            70.8
Supplies                                                                   12.1            10.6
Prepaid Expenses and Other Current Assets                                   7.7             7.8
Deferred Income Taxes                                                      10.1             9.1
                                                                         ------          ------
  Total Current Assets                                                    183.6           181.2

Property, Plant and Equipment - net                                        91.5            87.8
Intangibles and Debt Issuance Costs - net                                  83.8            84.5
Deferred Income Taxes                                                       3.2             4.3
Other Noncurrent Assets                                                     1.0             1.0
                                                                         ------          ------
  TOTAL ASSETS                                                           $363.1          $358.8
                                                                         ======          ======

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                                         $ 24.9          $ 23.7
Book Overdraft                                                              1.2             6.4
Short-Term Debt                                                             1.4             1.0
Current Portion of Long-Term Debt                                           1.3            29.2
Product Liabilities                                                         2.1             2.6
Income Taxes                                                                0.3             0.4
Other Accrued Liabilities                                                  36.5            26.8
                                                                         ------          ------
  Total Current Liabilities                                                67.7            90.1

Long-Term Debt, Net of current portion                                    153.3            89.3
Retiree Benefits                                                           34.7            36.9
Product Liabilities                                                         9.4             9.9
                                                                         ------          ------
  Total Liabilities                                                       265.1           226.2

Redeemable Deferred Shares of Class A Common Stock, par
   value $.01; 25,718 and 25,869 issued at December 31, 2000
   and December 31, 1999, respectively                                      5.3             5.4
Redeemable Shares of Class A Common Stock, par
   value $.01; 5,082 issued at December 31, 2000
   and December 31, 1999                                                    1.0             1.0

Commitments and Contingencies

Shareholders' Equity
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 763,050 issued and outstanding at
   December 31, 2000 and December 31, 1999                                   --              --
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                                   --              --
Paid in Capital                                                            76.6            76.6
Due from Shareholders                                                        --            (0.5)
Accumulated Other Comprehensive Loss                                         --            (0.4)
Retained Earnings                                                          15.1            50.5
                                                                         ------          ------
                            Total Shareholders' Equity                     91.7           126.2
                                                                         ------          ------
  TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY          $363.1          $358.8
                                                                         ======          ======

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)


                                                                Year Ended December 31,
                                                       -----------------------------------------
                                                         2000             1999             1998
                                                       -------          -------          -------
Sales                                                  $ 388.7          $ 403.1          $ 385.8

Cost of Goods Sold                                       255.9            273.2            262.8
                                                       -------          -------          -------

   Gross Profit                                          132.8            129.9            123.0

Selling, General and Administrative
  Expenses                                                68.3             64.9             64.6

Research & Development Expenses                            6.4              6.7              7.3

Other Expenses, net                                       10.1              6.5              3.6
                                                       -------          -------          -------

    Operating Income                                      48.0             51.8             47.5

Interest Expense                                          15.6             14.1             19.2
                                                       -------          -------          -------

    Income before Taxes                                   32.4             37.7             28.3

Provision for Income Taxes                                12.5             14.7             11.1
                                                       -------          -------          -------

     Net Income                                        $  19.9          $  23.0          $  17.2
                                                       =======          =======          =======

Per Share Data:

Basic Income Per Share                                 $ 25.10          $ 29.68          $ 22.63
                                                       =======          =======          =======
Diluted Income Per Share                               $ 24.49          $ 28.89          $ 22.26
                                                       =======          =======          =======

Dividend paid per Common and Redeemable Share          $ 71.93          $    --          $    --
                                                       =======          =======          =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RACI Holding, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                              (Dollars in Millions)

                                                                             Year Ended December 31,
                                                                    ----------------------------------------
                                                                     2000             1999             1998
                                                                    ------           ------           ------
Operating Activities
Net Income                                                          $ 19.9           $ 23.0           $ 17.2
Adjustments to reconcile Net Income to Net Cash
  provided by Operating Activities:
        Restructuring                                                   --               --             (0.7)
        Depreciation                                                  14.0             13.6             13.5
        Amortization                                                   4.4              4.2              4.4
        Loss on disposal of Property, Plant and Equipment              0.5              0.6              0.7
        Provision for Retiree Benefits                                 4.5              0.9              0.8
        Provision for Deferred Income Taxes                            0.1              3.9              5.1
        Stock Based Compensation Expense                                --              4.2              1.6
        Changes in Operating Assets and Liabilities:
                 Accounts Receivable Trade - Net                       5.2              6.4             (6.7)
                 Inventories                                         (28.8)             0.9             18.3
                 Supplies                                             (1.5)              --              2.1
                 Prepaid Expenses and Other Current Assets             0.1              1.8             (0.3)
                 Other Noncurrent Assets                                --              1.4              1.9
                 Accounts Payable                                      1.2              1.7              1.2
                 Product and Environmental Liabilities                (1.0)              --              0.1
                 Income Taxes Payable                                 (0.1)             0.4               --
                 Deferred Stock Payable                               (0.1)              --               --
                 Other Accrued Liabilities                             3.4              1.5             (2.5)
                                                                    ------           ------           ------
    Net Cash provided by Operating Activities                         21.8             64.5             56.7
                                                                    ------           ------           ------

Investing Activities
Purchase of Property, Plant and Equipment                            (17.4)           (13.0)            (8.5)
                                                                    ------           ------           ------
    Net Cash used in Investing Activities                            (17.4)           (13.0)            (8.5)
                                                                    ------           ------           ------

Financing Activities
Proceeds from Revolving Credit Facility                              380.4            158.6            174.2
Principal Payments on Revolving Credit Facility                     (315.9)          (158.6)          (194.1)
Cash Dividends Paid, Net of Shareholder Loan Repayments              (54.8)              --               --
Book Overdraft                                                        (5.2)             0.2              4.3
Principal Payments on Long-Term Debt                                 (29.2)           (24.8)           (21.5)
Repurchase of Senior Subordinated Notes                                 --             (6.3)            (6.7)
Proceeds from Short-Term Debt                                          1.9              1.8              1.0
Principal Payments on Short-Term Debt                                 (1.5)            (1.7)            (1.1)
Debt Issuance Costs                                                   (3.7)              --               --
Proceeds from Issuance of Common Stock                                  --              0.7               --
                                                                    ------           ------           ------
    Net Cash used in Financing Activities                            (28.0)           (30.1)           (43.9)
                                                                    ------           ------           ------

Increase (Decrease) in Cash and Cash Equivalents                     (23.6)            21.4              4.3
Cash and Cash Equivalents at beginning of period                      26.3              4.9              0.6
                                                                    ------           ------           ------
Cash and Cash Equivalents at end of period                          $  2.7           $ 26.3           $  4.9
                                                                    ======           ======           ======

Supplemental Cash Flow Information:
        Cash Paid During the Year for:
                 Interest                                           $ 13.2           $ 13.0           $ 18.0
                 Income Taxes                                       $ 13.7           $  9.7           $  6.8
        Noncash Activities:
                 Capital Lease Obligations Incurred                 $  0.8           $  2.7           $   --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RACI Holding, Inc. and Subsidiaries
     Consolidated Statement of Shareholders' Equity and Comprehensive Income
                              (Dollars in Millions)

                                                                                  Accumulated
                                                                                     Other                          Total
                                                      Paid-in        Due from    Comprehensive     Retained      Shareholders'
                                                      Capital      Shareholders       Loss         Earnings         Equity
                                                      -------      ------------  -------------     --------      -------------
Balance, December 31, 1997                             $ 76.0         $   --         $   --         $ 10.3            86.3

     Comprehensive Income:
       Net Income                                          --             --             --           17.2            17.2
                                                       ------         ------         ------         ------          ------

Balance, December 31, 1998                               76.0             --             --           27.5           103.5
                                                       ------         ------         ------         ------          ------

     Comprehensive Income:
       Net Income                                          --             --             --           23.0            23.0
       Other comprehensive loss:
         Minimum Pension Liability Adjustment              --             --           (0.4)            --            (0.4)
                                                       ------         ------         ------         ------          ------
     Total Comprehensive Income                            --             --           (0.4)          23.0            22.6
                                                       ------         ------         ------         ------          ------

     Issuance of 1,800 shares of Common
       Stock under the 1994 Directors'
       Stock Plan                                         0.4             --             --             --             0.4

     Issuance of 1,250 shares of  Common
       Stock under the 1999 Stock
       Incentive Plan                                     0.2           (0.5)            --             --            (0.3)
                                                       ------         ------         ------         ------          ------

Balance, December 31, 1999                               76.6           (0.5)          (0.4)          50.5           126.2
                                                       ------         ------         ------         ------          ------

     Comprehensive Income:
       Net Income                                          --             --             --           19.9            19.9
       Other comprehensive income:
         Minimum Pension Liability Adjustment              --             --            0.4             --             0.4
                                                       ------         ------         ------         ------          ------
     Total Comprehensive Income                            --             --            0.4           19.9            20.3
                                                       ------         ------         ------         ------          ------

     Repayment of Loans issued
      under the 1999 Stock Incentive Plan                  --            0.5             --             --             0.5

     Cash Dividends Paid                                   --             --             --          (55.3)          (55.3)
                                                       ------         ------         ------         ------          ------

Balance, December 31, 2000                             $ 76.6         $   --         $   --         $ 15.1          $ 91.7
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

NOTE 2 - DESCRIPTION OF THE BUSINESS

         The Company is engaged in the design, manufacture and sale of sporting goods products for the hunting/shooting sports and related markets. The Company's product lines consist of firearms, ammunition, and hunting/gun care accessories, sold under the Remington name and other labels, fishing products sold under the Stren and Remington names and other labels and clay targets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

         Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's useful life. Approximately $0.5 of interest was capitalized in 2000. No interest cost was capitalized in 1999 or 1998.

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

Product Liability:

         The Company provides for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available. The Company maintains insurance coverage for product liability claims, subject to certain policy limits and to certain self-insured retentions for personal injury or property damage relating to occurrences arising after December 1, 1993. The current insurance policy extends through November 30, 2001. Product liabilities are not recorded net of recoveries that are probable of realization. For the years ending, December 31, 2000, 1999 and 1998, no recoveries have been recorded.

Revenue Recognition:

         Sales, net of an estimate for discounts, returns and allowances, and related cost of sales are recorded in income when goods are shipped at which time risk of loss and title transfers to the customer. Sales are presented net of Federal Excise Taxes of $33.2 million, $33.8 million and $31.5 million for the years ending December 31, 2000, 1999 and 1998, respectively. Adoption of SAB 101, Revenue Recognition, during the fourth quarter 2000 did not have a material impact on the financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Advertising and Promotional Costs:

         Advertising and promotional costs are expensed as incurred. In 2000, 1999 and 1998 advertising and promotional costs totaled $12.5, $14.8 and $15.0, respectively.

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

Pension and Postretirement:

         Unrecognized prior service costs are amortized over the estimated remaining service lives of employees. The unrecognized net gain or loss resulting from changes in the amount of either the projected benefit obligation or plan assets from experience different from that assumed are amortized over five years.

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

Statement of Financial Accounting Standard Not Yet Adopted

         The Company has adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. This statement requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives will be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. The cumulative effect of adopting this new statement was a decrease in reported comprehensive net income, net of tax, of $0.2 million as of January 1, 2001.


NOTE 4 - CONCENTRATIONS OF CREDIT RISK

         Concentrations of credit risk with respect to trade accounts receivable are generally diversified, except as noted below, due to the large number of customers comprising the Company's customer base. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. During 2000 bad debt expense, net of recoveries, was $2.8. There was no bad debt expense, net of recoveries, in 1999 or 1998.

         Sales to the Company's largest customer approximated 20%, 21% and 19% of sales in 2000, 1999 and 1998, respectively. The accounts receivable balance of the Company's largest customer approximated 13% and 20% at December 31, 2000 and 1999, respectively.

         The Company's cash and cash equivalents are invested in high-quality securities placed with institutions with high credit ratings. This investment policy limits the Company's exposure to concentrations of credit risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 5 - INVENTORIES

         At December 31, Inventories consist of the following:

                                                        2000             1999
                                                        ----             ----
                Raw Materials                       $    17.6         $    14.9
                Semi-Finished Products                   23.3              18.9
                Finished Products                        58.7              37.0
                                                    ---------         ---------
                          Total                     $    99.6         $    70.8
                                                    =========         =========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

         At December 31, Property, Plant and Equipment consist of the following:

                                                          2000           1999
                                                          ----           ----
                Land                                  $     1.5      $     1.5
                Building and Improvements                  24.3           23.5
                Leased Assets                               7.3           10.3
                Machinery and Equipment                   122.0          110.7
                Construction in Progress                   13.6            7.7
                                                      ---------      ---------
                          Subtotal                        168.7          153.7
                Less: Accumulated Depreciation            (77.2)         (65.9)
                                                      ---------      ----------
                          Total                       $    91.5      $    87.8
                                                      =========      =========

NOTE 7 - INTANGIBLES AND DEBT ISSUANCE COSTS

         At December 31, Intangibles and Debt Issuance Costs consist of the following:

                                                           2000         1999
                                                           ----         ----
                Intangibles                            $    95.9     $    95.9
                Debt Issuance Costs                         13.2          12.9
                                                       ---------     ---------
                          Subtotal                         109.1         108.8
                Less: Accumulated Amortization             (25.3)        (24.3)
                                                       ---------     ---------
                          Total                        $    83.8     $    84.5
                                                       =========     =========

NOTE 8 - OTHER ACCRUED LIABILITIES

         At December 31, Other Accrued Liabilities consist of the following:

                                              2000              1999
                                              ----              ----
                Marketing                 $     8.4         $     9.2
                Health Costs                    7.3               6.6
                Compensation                    4.1               3.7
                Retiree Benefits                6.9               -
                Other                           9.8               7.3
                                          ---------         ---------
                          Total           $    36.5         $    26.8
                                          =========         =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 9- RETIREE BENEFITS

Pension Plans:

         The Company sponsors a defined benefit pension plan (the "Plan"). Additionally a supplemental defined benefit pension plan (the "SERP") was adopted January 1, 1998. Under the provisions of SFAS No. 132, the disclosure requirements for the Plan and the SERP have been combined.

CHANGE IN BENEFIT OBLIGATION:
                                                    2000       1999
                                                    ----       ----
Benefit Obligation at Beginning of Year          $   78.7   $   75.4
Service Cost                                          3.9        4.5
Interest Cost                                         6.7        5.2
Actuarial Assumption Changes                         (2.1)       -
Actuarial  (Gain)/Loss                               10.4       (5.4)
Benefits Paid                                        (1.3)      (1.0)
                                                 --------   --------
Benefit Obligation at End of Year                $   96.3   $   78.7
                                                 ========   ========

 CHANGE IN PLAN ASSETS:
                                                   2000        1999
                                                   ----        ----
Fair Value of Plan Assets at Beginning of Year   $   66.9   $   69.7
Actual Return on Plan Assets                          6.9       (1.8)
Benefits Paid                                        (1.3)      (1.0)
                                                 --------   --------
Fair Value of Plan Assets at End of Year         $   72.5   $   66.9
                                                 ========   ========

 NET AMOUNT RECOGNIZED:
                                                   2000        1999
                                                   ----        ----
Funded Status                                    $  (23.8)  $  (11.8)
Unamortized Prior Service Cost                       (2.3)      (2.6)
Unrecognized Net Actuarial Gain/(Loss)                6.3       (0.7)
                                                 --------   --------
Net amount recognized                            $  (19.8)  $  (15.1)
                                                 ========   ========

AMOUNTS RECOGNIZED IN THE STATEMENT OF
    FINANCIAL POSITION CONSIST OF:
                                                    2000       1999
                                                    ----       ----

Accrued Benefit Liability                           (20.2)     (15.9)
Accumulated Other Comprehensive Income                -          0.4
Intangible Asset                                      0.4        0.4
                                                 --------   --------
Net Amount Recognized                            $  (19.8)  $  (15.1)
                                                 ========   ========

 COMPONENTS OF NET PERIODIC PENSION COST:
                                                   2000         1999      1998
                                                   ----         ----      ----
Service Cost                                     $   3.9    $    4.5   $   4.2
Interest Cost                                        6.7         5.2       4.5
Expected Return on Assets                           (6.2)        1.8      (7.0)
Net Amortization and Deferral                       (0.1)       (9.5)     (0.2)
                                                 -------     -------   -------
Net Periodic Pension Cost                        $   4.3    $    2.0   $   1.5
                                                 =======    ========   =======

ACTUARIAL ASSUMPTIONS:
   Discount Rate                                     7.8%        7.8%      6.8%
   Long-Term Rate on Assets                          8.5%        8.5%      8.5%
   Rate of Compensation Increase                     5.5%        Age-      Age-
                                                              Related   Related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

SAVINGS PLANS:

         The Company sponsors a qualified defined contribution plan and matches 50% of a participant's contributions up to a maximum of 6% of a participant's compensation. All employees hired after May 31, 1996 are also eligible for a discretionary contribution. The Company's contribution to this plan was $1.4, $1.4 and $1.3 in 2000, 1999 and 1998, respectively.

         Effective January 1, 1998, the Company adopted a non-qualified defined contribution plan. The Company's matching contribution was not material during 2000, 1999 and 1998.

Postretirement Benefit Plan:

         The Company sponsors an unfunded postretirement defined benefit plan which provides certain employees and their covered dependents and beneficiaries with retiree health and welfare benefits.

CHANGE IN BENEFIT OBLIGATION:
                                             2000            1999
                                             ----            ----
Benefit Obligation at Beginning of Year   $    8.0        $    8.2
Service Cost                                   0.5             0.4
Interest Cost                                  0.9             0.6
Plan Participants' Contributions               0.1             0.1
Amendments                                     2.9             -
Actuarial (Loss)/Gain                          0.6            (1.2)
Benefits Paid                                 (0.1)           (0.1)
                                          --------        --------
Benefit Obligation at End of Year         $   12.9        $    8.0
                                          ========        ========

ACCRUED BENEFIT COST:
                                            2000            1999
                                            ----            ----
Funded Status                             $  (12.9)      $   (8.0)
Unrecognized Net Actuarial Gain               (2.5)          (4.1)
Unrecognized Prior Service Cost               (5.0)          (8.2)
                                          --------       --------
Accrued Postretirement Benefit Obligation $  (20.4)      $  (20.3)
                                          ========       ========

COMPONENTS OF NET PERIODIC BENEFIT COST:
                                            2000            1999          1998
                                            ----            ----          ----
Service Cost                              $    0.5       $    0.4       $   0.4
Interest Cost                                  0.9            0.6           0.5
Net Amortization and Deferral                 (1.2)          (2.1)         (1.6)
                                          --------       --------       -------
Net Periodic Benefit Income/(Expense)     $    0.2       $   (1.1)      $  (0.7)
                                          ========       ========       =======

         To determine the accumulated postretirement benefit obligation, (1) the assumed discount rate used was 7.8% at December 31, 2000 and 1999, (2) the assumed health care trend rate was 10.0% and 8.0%, for 2000 and 1999, respectively, declining gradually to 5.0% in 2010 and remaining at that level thereafter and (3) the assumed dental benefit rate was 8.0% for 2000 and 6.0% for 1999, declining gradually to 5.0% in 2007 and remaining at that level thereafter.

         A one-percentage-point increase or decrease in the assumed health care cost trend rates would increase or decrease, respectively, the accumulated postretirement benefit obligation by approximately $0.9 as of December 31, 2000 and increase or decrease the total service and interest cost components by approximately $0.1.

         The Company also provides certain severance benefits. At December 31, 2000 and 1999, the accumulated postemployment benefit obligation and the annual periodic cost of these obligations were not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 10 - DEBT

         Short-term debt consists of unsecured, fixed interest rate agreements for financing insurance premiums. The weighted average interest rate under these agreements was 6.9% and 6.7% at December 31, 2000 and 1999, respectively.

         Long-term Debt at December 31, consisted of the following:

                                                             2000        1999
                                                             ----        ----
                Credit Agreement:
                   Term Loans                            $    -       $   27.3
                   Revolving Credit Facility                  64.5         -
                9.5% Senior Subordinated Notes due 2003       86.8        86.7
                Capital Lease Obligations (Note 11)            3.3         4.2
                Other                                         -            0.3
                                                         ---------    --------
                          Subtotal                       $   154.6    $  118.5
                Less: Current Portion                          1.3        29.2
                                                         ---------    --------
                          Total                          $   153.3    $   89.3
                                                         ==========   ========

         On April 28, 2000 the Company entered into an amended and restated credit agreement with certain lending institutions (the "New Credit Agreement") that provides for aggregate borrowings of $170.0 under a revolving credit facility (the "New Revolving Credit Facility"). All borrowings under the New Credit Agreement are guaranteed by Holding, and are collateralized by substantially all of the assets of the Company. The Company may borrow up to $170.0 (including certain letters of credit) under the New Revolving Credit Facility through September 30, 2003. Financing costs paid in connection with the New Credit Agreement of $3.7 were capitalized and will be amortized over the remaining term of the New Credit Agreement. In connection with the amendment and restatement, the remaining balance on the Term Loans of $18.3 was paid.

         The weighted average interest rate for borrowings under the New Revolving Credit Facility and, for periods prior to April 28, 2000, the revolving credit facility provided under the Old Credit Agreement referred to below was 10.1% in 2000 and 7.1% in 1999. The Company is not currently a party to any interest rate cap, hedging or other protection arrangements with respect to its variable rate indebtedness. At December 31, 2000, the Company had $5.0 in letters of credit and borrowings of $64.5 outstanding with the remaining $100.5 of the New Revolving Credit Facility available for borrowing. At December 31, 1999, the Company had $3.8 in letters of credit and no borrowings outstanding.

         Prior to the amendment and restatement on April 28, 2000, the original Credit Agreement (the "Old Credit Agreement") required the Company to make mandatory prepayments on the Term Loans thereunder annually, in an amount equal to 50% of the Company's Excess Cash Flow (as defined therein) for the preceding fiscal year. The Company had Excess Cash Flow of $4.3 for the year ended December 31, 1999 and accordingly, a prepayment of $2.2 was made on March 31, 2000. The Company did not have Excess Cash Flow for the year ended December 31, 1998 and accordingly no such prepayment was required in 1999.

         Borrowings under the New Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus up to 1.25% per annum, or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus up to 2.25% per annum. Upon the Company's delivery to the New Credit Agreement's administrative agent of the Company's quarterly financial statements, the interest rate on the Company's New Credit Agreement borrowings can be reduced by up to 0.5% per annum from levels in effect at April 28, 2000 if the Company has met certain financial ratios, based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and total indebtedness, for the four quarters then ended. Once reduced, such interest rate can also be increased up to 0.5% per annum if the Company no longer meets the financial ratios making it eligible for interest rate reduction. Commitment fees of 0.5% are payable on the average daily unused portion of the New

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Revolving Credit Facility and can be reduced up to 0.125% based upon the same financial performance measures. On October 31, 2000, the interest rate and commitment fees were reduced 0.5% and 0.125%, respectively, as a result of the Company's financial performance. Mandatory prepayments of borrowings may be required under the New Credit Agreement upon the occurrence of certain changes in control. At December 31, 2000, the Company was in compliance in all material respects with the financial covenants under the New Credit Agreement.

         The Company's 9.5% Senior Subordinated Notes (the "Notes"), in an original aggregate $100.0 principal amount, mature on December 1, 2003. The Notes were redeemable at the option of the Company, in whole or in part, any time on or after December 1, 1998. The redemption price ranges from 104.5% of the principal amount in 1998 to 101.5% in the year 2000. In the event of a change in control, the Notes may be redeemed at the option of the Company for the principal amount plus applicable interest and premium at that date. The Notes, issued by Remington, are subordinate to borrowings under the New Credit Agreement and are fully and unconditionally guaranteed on a subordinated basis by Holding. See Note 23 for Holding's Condensed Consolidating Financial Data. The Notes are not collateralized by any of the Company's assets. The original issue discounts on the Notes of $0.6 are being amortized at 9.6% per annum. The reduction in interest payments was $0.5 per year. As of December 31, 2000, the total accumulated amortization was $0.5.

         The Indenture for the Notes and the New Credit Agreement contain various restrictions on the Company's ability to incur debt, pay dividends and enter into certain other transactions. The Old Credit Agreement was amended as of September 23, 1998 to permit the Company to expend up to $25.0 toward the repurchase of the Notes. During 1999, the Company repurchased approximately $6.3 of the Notes on the open market with cash from operations. The Company repurchased the Notes at an average price of 99.4% of the face value on the open market, and the transactions had no material impact on its results of operations. The New Credit Agreement permits repurchases of the Notes on the open market, subject to limitations that may be contained in the New Credit Agreement and the Indenture. No Notes were repurchased in 2000.

         The aggregate payments of long-term debt outstanding at December 31, 2000, for the next three years are $1.3, $1.4 and $0.6, respectively. The Notes, with a maturity value of $86.8 as of December 31, 2000, are due in the third year. Borrowings outstanding under the New Revolving Credit Facility are payable September 30, 2003.

NOTE 11 - LEASES

         Future minimum lease payments under capital leases and operating leases, together with the present value of the net minimum capital lease payments at December 31, 2000, are as follows:

                                                         Capital       Operating
                                                          Leases        Leases
                                                        ---------     ----------
    Minimum Lease Payments for Years
    Ending December 31:
       2001                                             $     1.3     $     1.4
       2002                                                   1.4           1.4
       2003                                                   0.6           1.3
       2004                                                   -             1.1
       2005                                                   -             1.1
       And Thereafter                                         -             4.6
                                                        ---------     ---------
          Total Minimum Lease Payments                        3.3     $    10.9
                                                                      =========
    Less:  Amount representing interest                       0.2
                                                        ---------
          Present Value of Net Minimum Lease Payments   $     3.1
                                                        =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 12 - REDEEMABLE CLASS A COMMON STOCK

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

NOTE 13 - SHAREHOLDERS' EQUITY

          Holding has authorized 2,500,000 shares of Common Stock, consisting of 1,250,000 shares of Class A Common Stock, par value $.01 per share, and 1,250,000 shares of Class B Common Stock, par value $.01 per share. The Class A Common Stock is voting stock and the Class B Common Stock is non-voting stock. None of the Class B Common Stock has been issued. Dividends, net of shareholder loan repayments, of $54.8 million have been paid by the Company on its shares of common stock. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the Company, subject to the restrictions set forth in the Company's New Credit Agreement and the Indenture, which currently restrict the payment of cash dividends to shareholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time.

NOTE 14 - STOCK PURCHASE AND OPTION PLANS

         As of December 31, 2000, the Company has reserved 184,580 shares of the Class A Common Stock, par value $.01 per share, of Holding ("Common Stock") for issuance in accordance with the terms of the Amended and Restated RACI Holding, Inc. Stock Option Plan (the "Option Plan"), the RACI Holding, Inc. 1994 Directors' Stock Plan (the "1994 Directors' Plan"), the RACI Holding, Inc. Director Stock Purchase Plan (the "1997 Directors' Plan) and the RACI Holding, Inc. Stock Incentive Plan (the "1999 Stock Incentive Plan").

         As of December 31, 2000, 11,250 shares of Class A Common Stock and 1,250 shares of redeemable deferred stock have been issued under the 1997 Directors' Plan, 1,800 shares have been issued under the 1994 Directors' Plan in lieu of directors' fees and no shares of Common Stock have been issued under the Option Plan.

         On May 14, 1999, the board of directors of Holding adopted the 1999 Stock Incentive Plan. As of December 31, 1999; 23,958 shares of Class A Common Stock have been issued of which 18,876 shares are redeemable deferred stock. During 2000, 5,592 shares of redeemable deferred stock were issued.

           As of December 31, 1999, the Company has granted 31,221 options to purchase Common Stock to certain employees at an exercise price of $200 per share. Of these options, 18,678 options vest ratably on the third, fourth and fifth anniversaries of the options' grant date and expire in 2009 and 12,543 options vest based on the financial performance of the Company in 1999 and 2000, but no later than 2008. During 2000, the Company granted 1,617 options to purchase Common Stock to certain employees at an exercise price of $230 per share. Of these options, 149 options vest ratably on the third, fourth, and fifth anniversaries of the options' grant date and expire in 2010 and 1,468 options vest based on the financial performance of the Company in 2000, but no later than 2009.

         As of December 31, 2000, 70,877 shares of Class A Common Stock remain available for grant under the above mentioned plans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

exercised will expire on the tenth anniversary of the date of grant. The following is a summary of stock option activity under the Option Plan and the 1999 Stock Incentive Plan:

                                    2000                  1999                  1998
                              ------------------    ------------------   ------------------
                                       Wtd. Avg              Wtd. Avg             Wtd. Avg
                               Shares  Ex. Price    Shares   Ex. Price   Shares   Ex. Price
                              -------- ---------    -------  ---------   -------  ---------
Outstanding at January 1,       68,838   $  146     37,965    $  100     43,140     $  100
Granted                          1,617   $  230     31,773    $  200        -
Forfeited                       (1,402)  $  124       (900)   $  100     (5,175)    $  100
                              --------   ------    -------    ------    -------     ------
Outstanding at December 31,     69,053   $  148     68,838    $  146     37,965     $  100
                              ========   ======    =======    ======    =======     ======

Exercisable at December 31,     45,297   $  125     38,747    $  116     20,907     $  100
                              ========   ======    =======    ======    =======     ======

Weighted Average
Fair Value Options Granted    $  44.68             $ 31.42                N/A
                              ========             =======              =======

         The Company has adopted the disclosure-only provision of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, since options have been granted at an option exercise price equal to the estimated fair value of the underlying Common Stock, no compensation expense has been recognized with respect to grants of stock options granted to date. Had compensation expense for such option grants been recognized under SFAS No. 123 based on the fair value of such options at the grant dates thereof in 2000 and 1999, the Company's net income and income per share on a pro forma basis would have been as follows:

                                  2000            1999            1998
                                --------        --------        --------
Net Income      As Reported     $   19.9        $   23.0        $   17.2
                Pro Forma           19.6            22.8            17.1

Basic EPS       As Reported        25.10           29.68           22.63
                Pro Forma          24.72           29.41           22.50

Diluted EPS     As Reported        24.49           28.89           22.26
                Pro Forma          24.12           28.64           22.13


         For purposes of the foregoing the fair value of each option grant is estimated as of the date of grant using a modified-Black Scholes Option Model with the following weighted average assumptions for:

                                                     2000          1999
                                                     ----          ----
             Risk Free Interest Rate                 5.5%          6.0%
             Dividend Yields                         0.0%          0.0%
             Volatility Factor                       0.0%          0.0%
             Weighted Average
                   Expected Option Life           4.4 years     3.5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 15 - DIVIDENDS AND OTHER COMPENSATION

         On April 25, 2000, the Company declared a special dividend of $63.933 per share, in an aggregate amount of $49.1, to all shareholders of record on that date. The Company also declared a special payment to holders of all stock options and deferred shares of $63.933 per share, in an aggregate amount of $6.1 million on that date, which was recorded as other expense. The special dividend and special payment were paid on April 28, 2000 with proceeds from the borrowings under the New Credit Agreement. All loans due from shareholders were repaid with proceeds from the special dividend and special payment.

         On October 24, 2000, the Company declared a special dividend of $7.996 per share, in an aggregate amount of $6.1, to all shareholders of record on October 20, 2000. The Company also declared a special payment to holders of all stock options and deferred shares of $7.996 per share, in an aggregate amount of $0.8 on that date, which was recorded as other expense. The special dividend and special payment were paid on October 31, 2000 with proceeds from the borrowings under the New Credit Agreement.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

         The Company has various purchase commitments, approximating $1.7 for 2001, $1.6 for 2002, $1.5 for 2003, $1.5 for 2004; and $1.5 for 2005, for
services incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market prices. In addition, the Company is required to pay a minimum termination fee of $0.5 should there be a termination prior to the close of one of the agreements. The Company has purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years with no commitment to purchase specified quantities, but no formal contracts with others, however such contracts had no significant impact on the financial condition or results of operations during the reportable periods. In recognition of and support of certain legal and legislative initiatives, the firearms industry has established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. During 2001, the Company will contribute a percentage of its domestic net revenue from sales of its hunting and shooting sports-related products to this organization.

         Effective January 1, 1999 new Remington firearms products purchased in North America are warranted, to the original purchaser, to be free from defects in material and workmanship for a period of two years from the registered date of purchase. The costs associated with this program in 2000 were comparable to the Company's warranty costs in 1999 and were not material to its financial condition, results of operations or cash flows.

         Pursuant to the Asset Purchase Agreement dated as of December 1, 1993 (the "Purchase Agreement"), the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products, (2) all product liability cases and claims involving products that had not been discontinued as of the Acquisition ("extant products") and relating to occurrences that took place prior to the Acquisition and (3) certain environmental liabilities based on conditions existing at the time of the Acquisition. These indemnification obligations of the Sellers are not subject to any survival period limitation. The Company has no current information on the extent, if any, to which the Sellers have insured these indemnification obligations. Except for certain cases and claims relating to shotguns as described below and except for all cases and claims relating to products discontinued prior to the Acquisition, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Acquisition.

         Since December 1, 1993, the Company has maintained insurance coverage for product liability claims subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate for personal injury or property damage relating to occurrences arising after the Acquisition. The Company believes that its current product liability insurance coverage for personal injury and property damage is adequate for its needs. The Company's current product liability insurance policy provides for a self-insured retention of $0.5 per occurrence, with an aggregate annual limit of $9.0 for liability indemnity and defense and other expenses combined, and aggregate annual sublimits of $4.5 for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

indemnity and $4.5 for expenses. The current policy has a batch clause endorsement, which in general provides that if a batch of the Company's products were to be defective, the Company's liability for expenses and damages related to the entire batch would be capped at the amount of self-insured retention for a single occurrence. The current policy excludes from coverage any pollution-related liability. The current policy period runs from December 1, 2000 through November 30, 2001. There can be no assurance that the Company will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of the Company's post-December 2000 excess insurance coverage expressly does not apply to actions brought by municipalities as described below.

         As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of December 31, 2000, 19 individual bodily injury cases and claims were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings. Some of these cases seek punitive as well as compensatory damages. Of these pending individual cases, approximately two involve either matters for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 17 of the pending cases involve post-Acquisition occurrences for which the Company bears responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of two of these cases involving certain shotguns, as described below. One of the pending cases or claims for which Remington bears financial responsibility involves the accidental fatal shooting with a Remington Model 700 bolt action rifle of a nine-year-old boy by his mother after a hunting trip in Montana. Although no lawsuit has been filed as of March 22, 2001, this incident has been the subject of repeated local and national media attention. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

         As a manufacturer of shotguns and rifles, Remington has been named in only three of the approximately 30 actions brought by certain municipalities, primarily against manufacturers and sellers of handguns: (i) City of Boston, et al. v. Smith & Wesson, et al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct.. E.D. Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.).

         In the City of Boston case, first filed on June 2, 1999, the City of Boston and the Boston Public Health Commission claim (among other allegations) that the distribution practices of defendant firearms manufacturers allegedly permit their products to enter a secondary market, from which guns may be obtained by unauthorized users; that defendants have failed to include adequate safety devices in their firearms to prevent unauthorized use and accidental misuse; and that defendants' conduct has created a public nuisance. Plaintiffs seek injunctive relief and money damages (consisting of the cost of providing certain city services and lost tax and other revenues). By order of July 13, 2000, the trial court denied manufacturer-defendants' motion to dismiss, and defendants' request for interlocutory appeal of this decision was denied on September 19, 2000. Discovery is proceeding pursuant to the Joint Case Management Order, under which trial is presently scheduled for September 2002.

         The City of St. Louis makes claims similar to those in the City of Boston litigation and seeks punitive as well as compensatory damages. The First Amended Complaint naming Remington was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the United States District Court for the Eastern District of Missouri by third-party defendant, Denel (Pty) Ltd., a firearms manufacturer majority-owned by the Republic of South Africa. Removal was made pursuant to Title 28, section 1330, of the United States Code, as an action involving a foreign state. As of March 22, 2001 the City's motion to remand and the manufacturing defendants' fully-briefed motion to dismiss were pending before the District Court.

         The City of New York, the New York City Health and Hospitals Corp., and certain city officials filed an Amended Complaint, dated September 1, 2000, in the United States District Court for the Eastern District of New York naming Remington and asserting claims similar to those in the City of Boston litigation. The Company answered on December 1, 2000. To date, there has not been any substantive activity in this case.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

         Motions to intervene had been filed in another such municipal lawsuit, Chicago v. Beretta U.S.A. Corp. (Cook Co. Ct.), seeking to name as additional defendants unidentified "ammunition manufacturers." Such intervention was not permitted by the Court, which, on September 15, 2000, granted the existing defendants' motion to dismiss the case. The City filed its notice of appeal of this decision on October 11, 2000, and the parties are in the process of filing their respective briefs.

         Remington also was named in a lawsuit filed in the United States District Court for the Eastern District of New York by the National Association for the Advancement of Colored People ("NAACP") on July 16, 1999, against more than a hundred defendants involved in the manufacture of firearms. NAACP v. A.A. Arms, Inc., No. 99-CV-3999 (JBW) (E.D.N.Y.). The complaint, as amended in October 1999 to add the National Spinal Cord Injury Association as a plaintiff, seeks injunctive relief rather than monetary damages and contains allegations about defendants' manufacturing and distribution practices similar to those in the City of Boston litigation. Plaintiffs purport to limit their claims to the manufacture and sale of handguns. Remington has not made or sold handguns, as that term is conventionally understood, for over 60 years. In September 2000, plaintiffs agreed to dismiss Remington from this action, and on October 10, 2000, the joint stipulation of dismissal was "so ordered" by the Court and filed three days later.

         The Federal Trade Commission and the attorneys general of several states have instituted investigations into allegations of anticompetitive retaliation against Smith & Wesson by other participants in the firearms industry. To date, Remington has received and replied to civil investigative demands and subpoenas duces tecum from the State of Connecticut and the Federal Trade Commission. Remington, which makes only long guns, does not compete with Smith & Wesson, which makes handguns.

         The numbers of cases listed above do not include Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. Du Pont de Nemours and Company et al. ("Luna"), which was first filed in 1989 in Texas district court in Jim Wells County. The plaintiffs sought certification of a class consisting of all Texas owners of Model 700 bolt-action rifles seeking the cost of repair of the guns. In June 1996, the district court certified for class treatment certain limited issues; this ruling was reversed on appeal. Remington was not named as a defendant until July 1996, and was not a party to the appeal, although the appellate courts' decisions should govern class action claims against Remington as well. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against claims for economic loss involving Model 700 rifles shipped prior to the end of May 1997. Claims involving Model 700 rifles shipped thereafter would be the Company's responsibility and, to the extent that they do not involve personal injury or property damage, would not be covered by the Company's product liability insurance.

           The Company has made claims for indemnification involving product liability issues under the Purchase Agreement. In 1996, the Company and the Sellers agreed that the Sellers would assume financial responsibility for a portion of the costs relating to product liability claims and cases involving certain shotguns manufactured prior to mid-1995 and based on occurrences arising prior to November 30, 1999, and that any claims the Company and the Sellers may have against each other under the Purchase Agreement relating to shotguns (excluding various indemnification rights and the allocation of certain costs) would be released. Any claims between the Company and the Sellers relating to other product liability issues remain open.

         Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to an amount that has been fully paid, with the Sellers retaining liability in excess of that amount and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

as described above, as well as the type of firearms products made by the Company), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, especially as to firearms, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

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

NOTE 17 - INCOME TAXES

         The provision (benefit) for income taxes consists of the following components:

                                        2000              1999             1998
                                        ----              ----             ----
                Federal:
                     Current       $    11.8         $     8.4        $     5.5
                     Deferred              -               4.5              4.5
                State:
                     Current             0.7               2.4              0.5
                     Deferred              -              (0.6)             0.6
                                   ---------         ---------        ---------
                                   $    12.5         $    14.7        $    11.1
                                   =========         =========        =========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                               2000       1999
                                                               ----       ----
         Deferred tax assets:
              Accrued employee and retiree benefits         $   19.8   $   20.4
              Product, environmental and other liabilities       6.2        6.7
              Receivables and inventory                          4.3        2.5
              Tax credits                                        0.6        0.5
                                                            --------   --------
                                                                30.9       30.1
                                                            --------   --------
         Deferred tax liabilities:
             Property, plant and equipment                     (12.4)     (12.2)
             Intangibles                                        (5.2)      (4.5)
                                                            --------   --------
                                                               (17.6)     (16.7)
                                                            --------   --------
         Net deferred tax assets                            $   13.3   $   13.4
                                                            ========   ========

         At December 31, 2000 the Company has state tax credit carryforwards of $0.6 for tax purposes which expire between 2002 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

         The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rates:

                                               2000      1999     1998
                                               ----      ----     ----
                Federal statutory rate         35.0%     35.0%    35.0%
                State income taxes, net of
                     Federal benefits           2.1       4.6      3.8
                Nondeductible expenses          1.4       1.3      1.9
                Other                           0.1      (1.9)    (1.5)
                                               ----      ----     ----
                Effective income tax rate      38.6%     39.0%    39.2%
                                               ====      ====     ====

NOTE 18 - RELATED PARTY TRANSACTIONS

         The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"), which owns 750,000 shares of the 763,050 shares of Class A Common Stock outstanding, or 98.3% at December 31, 2000, is a private investment fund managed by Clayton, Dubilier & Rice, Inc. ("CD&R"). CD&R receives an annual fee for management and financial consulting services provided to the Company and reimbursement of related out-of-pocket expenses. Fees and out-of-pocket expenses paid to CD&R were $0.5 in 2000, 1999 and 1998.

NOTE 19 - FINANCIAL INSTRUMENTS

         The estimated value of the Company's debt at December 31, 2000 was $137.3 compared to a carrying value of $154.6. The estimated value of the Company's debt at December 31, 1999 was $116.3 compared to a carrying value of $118.5.

         The Company employs various strategies, including call options, zero cost collars and futures to hedge the price risk related to firm commitments and anticipated purchases of lead and copper to be used in the manufacturing process. The Company buys call options for an up front fee for the right to purchase a specified amount of metal at a pre-determined price and date. On occasion, zero cost collars are created by selling put options for quantities and timing identical to the call options, which in effect pay for the call options. These put options give a third party the right to sell to the Company a specified amount of metal at a price which is below the call option price on a pre-determined date. This zero cost collar results in no up front fee and insures that the Company can purchase a specified amount of metal within a specified price range on a pre-determined date. Futures are a commitment to purchase a given amount of metal at an agreed upon price on a future date with a settlement between the contract price and the market price at the expiration of the contract. Hedging gains and losses are offset against purchase price variances on physical purchases of the commodities. There were no premiums paid for commodity contracts outstanding at December 31, 1999. The amount of premiums paid for commodity contracts outstanding at December 31, 2000 and 1998 was $0.7. At December 31, 2000, 1999 and 1998, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.3, $1.3 and $0.1, respectively. There were no hedging losses related to closed commodity future contracts included in inventory at December 31, 2000. As of December 31, 1999 and 1998 hedging losses related to closed commodity futures contracts of $0.2 were included in inventory.

         The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of December 31, 2000, 1999,or 1998.

NOTE 20 - SEGMENT INFORMATION

         The Company's business is classified into one aggregated reportable segment, Hunting/Shooting Sports, which designs, manufactures and markets recreational shotguns and rifles, sporting ammunition and ammunition reloading components. These products are sold primarily to wholesalers and retailers, mainly through manufacturer's sales representatives. The classification All Other includes corporate and the manufacture and marketing of clay targets, and the marketing of hunting/gun care accessories, fishing products and powdered metal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

products. The types of customer and distribution method are similar for substantially all of the Company's products.

         The Company primarily evaluates the performance of its segments and allocates resources to them based on EBITDA. The chief operating decision maker is the president and chief executive officer. Reportable segments were separately identified based on segment revenue, EBITDA and assets. The firearms and ammunition operations are aggregated because of similarity in nature of product, manufacturing process and the regulatory environment, in addition to the type of customer and distribution method. During 2000, revenue for the Hunting/Shooting Sports segment accounted for 89% of consolidated revenue. The Company has no material intersegment revenue.

Information on Segments:

                                                                   2000        1999       1998
                                                                   ----        ----       ----
         Net Sales:
              Hunting/Shooting Sports                           $   345.1   $   354.0    $  333.9
              All Other                                              43.6        49.1        51.9
                                                                ---------   ---------    --------
                   Consolidated Net Sales                       $   388.7   $   403.1    $  385.8
                                                                =========   =========    ========

         EBITDA:
              Hunting/Shooting Sports                           $    67.2   $    65.2    $   55.0
              All Other                                               5.8         8.8         9.2
                                                                ---------   ---------    --------
                   Consolidated EBITDA                          $    73.0   $    74.0    $   64.2
                                                                =========   =========    ========

         Assets:
              Hunting/Shooting Sports                           $   223.3   $   189.5    $  195.4
              All Other                                             139.8       169.3       159.1
                                                                ---------   ---------    --------
                   Consolidated Assets                          $   363.1   $   358.8    $  354.5
                                                                =========   =========    ========

         Capital Expenditures:
              Hunting/Shooting Sports                           $    14.1   $    10.9    $    6.5
              All Other                                               3.3         2.1         2.0
                                                                ---------   ---------    --------
                   Consolidated Capital Expenditures            $    17.4   $    13.0    $    8.5
                                                                =========   =========    ========

Net Sales by Product Line:
                                                                   2000        1999        1998
                                                                   ----        ----        ----
         Firearms                                               $   184.1   $   181.7    $  175.8
         Ammunition                                                 161.0       172.3       158.1
                                                                ---------   ---------    --------
            Hunting/Shooting Sports                                 345.1       354.0       333.9
            All Other                                                43.6        49.1        51.9
                                                                ---------   ---------    --------
                Net Sales                                       $   388.7   $   403.1    $  385.8
                                                                =========   =========    ========

Reconciliation of Reportable Segments:
                                                                   2000        1999        1998
                                                                   ----        ----        ----
         Consolidated EBITDA                                    $    73.0   $    74.0    $   64.2
                                                                ---------   ---------    --------

         Less:  Interest Expense                                     15.6        14.1        19.2
                   Depreciation and Amortization (1)                 16.4        16.0        15.9
                   Other Noncash Charges                              1.2         6.2         1.1
                   Nonrecurring and Restructuring Items               0.5                    (0.3)
                   Special Payment                                    6.9           -           -
                                                                ---------   ---------    --------
                                                                     40.6        36.3        35.9
                                                                ---------   ---------    --------
                   Consolidated Income from Continuing
                   Operations Before Income Taxes               $    32.4   $    37.7    $   28.3
                                                                =========   =========    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

(1) Excludes amortization of deferred financing costs of $2.0, $1.8 and $2.0 in 2000, 1999 and 1998, respectively, which is included in interest expense.

Geographic Information:

                                              2000        1999        1998
                                              ----        ----        ----
         Net Sales:
              Domestic                     $   363.5   $   378.0    $  358.3
              Foreign                           25.2        25.1        27.5
                                           ---------   ---------    --------
                   Consolidated Net Sales  $   388.7   $   403.1    $  385.8
                                           =========   =========    ========

         Of the Company's Hunting/Shooting Sports revenues in 2000, 1999 and 1998 approximately 18%, 20% and 18%, respectively, consisted of sales made to a single customer. The Company's sales to this customer are governed by a written contract between the parties. Although the Company believes its relationship with this customer is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company's financial condition or results of operations. No other single customer comprises greater than or equal to 10% of sales.

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

           2000                                            Quarter
           ----                           ------------------------------------------
                                           First      Second      Third     Fourth      Total
                                           -----      ------      -----     ------      -----
           Sales                          $  96.6    $  101.5    $ 113.6     $  77.0   $ 388.7
           Gross Profit                      32.3        33.4       40.1        27.0     132.8
           Net Income                         5.8         1.0        9.3         3.8      19.9
           Basic Income Per Share            7.34        1.26      11.71        4.79     25.10
           Diluted Income Per Share          7.12        1.22      11.36        4.69     24.49

           1999                                            Quarter
           ----                           ------------------------------------------
                                           First      Second      Third     Fourth      Total
                                           -----      ------      -----     ------      -----
           Sales                          $  91.4    $   95.9    $ 124.6     $  91.2   $ 403.1
           Gross Profit                      30.7        30.3       39.4        29.5     129.9
           Net Income                         4.5         2.7       10.8         5.0      23.0
           Basic Income Per Share            5.92        3.54      13.71        6.35     29.68
           Diluted Income Per Share          5.78        3.45      13.38        6.17     28.89

NOTE 22 - INCOME PER SHARE

      The basic and diluted income per share was determined as follows:

                                                                        2000             1999              1998
                                                                        ----             ----              ----
Basic Income Per Share
      Net Income Available to Common Shareholders                       $ 19.9           $ 23.0            $ 17.2
      Weighted Average Common Shares                                   792,929          775,042           760,000
          Basic Income Per Share                                       $ 25.10          $ 29.68           $ 22.63

Diluted Income Per Share
      Net Income Available to Common Shareholders                       $ 19.9           $ 23.0            $ 17.2
      Weighted Average Common Shares                                   792,929          775,042           760,000
      Effect of Outstanding Options                                     19,632           21,186            12,655
      Weighted Average Common Shares and Dilutive Potential
      Common Stock                                                     812,561          796,228           772,655
          Diluted Income Per Share                                     $ 24.49          $ 28.89           $ 22.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

         In the fourth quarter of 2000 and for the year ended December 31, 2000, 32,838 and 1,617 outstanding options, respectively, were excluded from the calculation of diluted income per share as they were anti-dilutive. Based on an independent evaluation, the estimated fair value of the Company's Common Stock at December 31, 2000, 1999 and 1998 were $180, $230 and $200 per share, respectively. The estimated average price during 2000, 1999 and 1998 was $205, $215 and $150 per share, respectively.

NOTE 23 - FINANCIAL POSITION AND RESULTS OF OPERATIONS OF HOLDING AND REMINGTON

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

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000


                                               Combined
                                              Guarantor                                              RACI Holding, Inc
ASSETS                                       Subsidiaries    Remington     Holding    Eliminations   and Subsidiaries
------                                       ------------   ------------   -------    ------------   -----------------
Current Assets                               $       53.3   $      130.2   $   0.1      $     -          $  183.6
Receivable from Remington                            63.5              -       7.7         71.2                 -
Noncurrent Assets                                     3.6          287.4      90.2        201.7             179.5
                                             ------------   ------------   -------      -------          --------
               Total Assets                  $      120.4   $      417.6   $  98.0      $ 272.9          $  363.1
                                             ============   ============   =======      =======          ========

LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
Current Liabilities                          $        8.9   $       58.8   $     -      $     -          $   67.7
Payable to RACI Holding, Inc.                           -            7.7         -          7.7                 -
Payable to RA Brands, L.L.C.                            -           15.6         -         15.6                 -
Payable to RA Factors, L.L.C.                           -           47.9         -         47.9                 -
Noncurrent Liabilities                                  -          197.4         -            -             197.4
Redeemable Shares                                       -              -       6.3            -               6.3
Shareholders' Equity                                111.5           90.2      91.7        201.7              91.7
                                             ------------   ------------   -------      -------          --------
Total Liabilities, Redeemable Shares
  and Shareholders' Equity                   $      120.4   $      417.6   $  98.0      $ 272.9          $  363.1
                                             ============   ============   =======      =======          ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1999

                                                                                     RACI Holding, Inc
ASSETS                                       Remington     Holding    Eliminations   and Subsidiaries
------                                      -----------   --------    ------------   -----------------
Current Assets                              $     181.2   $      -      $      -         $    181.2
Receivable from Remington                             -        7.5           7.5                  -
Receivable from RACI Holding, Inc.                  0.1          -           0.1                  -
Noncurrent Assets                                 177.6      125.2         125.2              177.6
                                            -----------   --------      --------         ----------
               Total Assets                 $     358.9   $  132.7      $  132.8         $    358.8
                                            ===========   ========      ========         ==========

LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
Current Liabilities                         $      90.1   $      -      $      -         $     90.1
Payable to Remington                                  -        0.1           0.1                  -
Payable to RACI Holding, Inc.                       7.5          -           7.5                  -
Noncurrent Liabilities                            136.1          -             -              136.1
Redeemable Shares                                     -        6.4             -                6.4
Shareholders' Equity                              125.2      126.2         125.2              126.2
                                            -----------   --------      --------         ----------
Total Liabilities, Redeemable Shares
   and Shareholders' Equity                 $     358.9   $  132.7      $  132.8         $    358.8
                                            ===========   ========      ========         ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                        Combined
YEAR ENDED                              Guarantor                                                RACI Holding, Inc
DECEMBER 31, 2000                     Subsidiaries       Remington     Holding   Eliminations     and Subsidiaries
----------------------------------------------------------------------------------------------------------------------
Sales                                  $      -         $    388.7     $     -    $     -           $    388.7
Gross Profit                                  -              132.8           -          -                132.8
Royalty Income (Expense)                   14.5              (14.5)          -          -                    -
Factoring Income (Expense)                  6.6               (6.6)          -          -                    -
Income from Equity Investees                  -               14.3        19.9       34.2                    -
Net Income                                 14.3               19.9        19.9       34.2                 19.9


YEAR ENDED                                                                              RACI Holding, Inc
DECEMBER 31, 1999                               Remington     Holding   Eliminations     and Subsidiaries
-----------------------------------           ---------------------------------------------------------------
Sales                                          $    403.1     $     -    $      -         $     403.1
Gross Profit                                        129.9           -           -               129.9
Income from Equity Investees                            -        23.0        23.0                   -
Net Income                                           23.0        23.0        23.0                23.0


YEAR ENDED                                                                              RACI Holding, Inc
DECEMBER 31, 1998                               Remington     Holding   Eliminations     and Subsidiaries
-----------------------------------           ---------------------------------------------------------------
Sales                                          $    385.8     $     -    $      -         $     385.8
Gross Profit                                        123.0           -           -               123.0
Income from Equity Investees                            -        17.2        17.2                   -
Net Income                                           17.2        17.2        17.2                17.2

                                                                     SCHEDULE II



                       RACI HOLDING, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2000, 1999 and 1998
                              (Dollars in Millions)


                                                 ADDITIONS
                                                 ----------
                                 BALANCE AT      CHARGED TO      ADDITIONS/     BALANCE AT
                                 BEGINNING        COSTS AND      DEDUCTIONS       END OF
                                 OF PERIOD        EXPENSES       DESCRIBE(1)      PERIOD
                                -----------      ----------      -----------    ----------
DESCRIPTION

  DEDUCTED FROM ASSET ACCOUNT:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Year ended
        December 31, 2000       $    (2.5)      $     (2.8)     $     (0.3)     $     (5.6)

      Year ended
        December 31, 1999            (3.3)            (0.7)            1.5            (2.5)

      Year ended
        December 31, 1998            (5.2)               -             1.9            (3.3)


(1) Reclass from underpayments accrual.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of the directors and executive officers of Remington as of March 23, 2001 are set forth below. Each of the directors of Remington is also a director of Holding. Messrs. Millner and Little serve as executive officers in the same capacities with Holding as they do with Remington, and Mr. Grecco serves as Corporate Secretary and Vice President of Holding. All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

Name                                   Age     Position
-------------------------              ---     -----------------------------------------------------------------
Leon J. Hendrix, Jr.        (a)(b)(d)   59     Director, Chairman
B. Charles Ames             (c)         75     Director
Michael G. Babiarz          (c)         35     Director
Stephen D. Bechtel, Jr.     (a)(b)      75     Director
Bobby R. Brown              (a)(b)(c)   68     Director
Richard A. Gilleland        (b)(c)(d)   56     Director
Richard E. Heckert          (b)(d)      77     Director
Hubbard C. Howe                         72     Director
Ulrich Middelmann           (c)         56     Director
Joseph L. Rice, III         (a)         69     Director
H. Norman Schwarzkopf       (b)(d)      66     Director
Thomas L. Millner           (a)(b)      47     Director, President and Chief Executive Officer
Ronald H. Bristol, II                   38     Executive Vice President and Chief Operating Officer
Mark A. Little                          53     Executive Vice President, Chief Financial Officer and Chief
                                               Administrative Officer
Paul L. Cahan                           59     Vice President, General Manager - Ammunition
Robert L. Euritt                        66     Vice President - Human Resources
Samuel G. Grecco                        47     Vice President - E-Business and E-Commerce, and Corporate Secretary
Arthur W. Wheaton                       59     Vice President, General Manager - Worldwide Sales

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

         The business experience during the past five years of each of the directors and executive officers listed above is as follows:

         Leon J. (Bill) Hendrix, Jr. has been a director of Remington and Holding since prior to 1996, and became Chairman in December 1997. In November 2000, Mr. Hendrix retired as a principal of CD&R and became an outside director and paid Chairman of Remington and Holding. From December 1997 until April 1999, Mr. Hendrix was Chief Executive Officer. From prior to 1996 until November 2000, Mr. Hendrix was a principal of CD&R. In November 2000, Mr Hendrix became an employee of the Company, retaining his title of Chairman. Mr. Hendrix currently serves as a director of Keithley Instruments, NACCO Industries, Inc. and Cambrex Corp. He is also a director of Riverwood International Corporation, and its parents RIC Holding, Inc. and Riverwood Holding, Inc., corporations in which an investment partnership managed by CD&R has an investment. Mr. Hendrix serves on the compensation committees of the Boards of Directors of Keithley Instruments, Cambrex Corp. and Riverwood International Corporation.

         B. Charles Ames was elected to the Boards of Directors of Remington and Holding in December 1997. Mr. Ames is a professional employee, and since prior to 1996, has been a principal of CD&R and a general partner of Clayton & Dubilier Associates IV Limited Partnership ("Associates IV"), the general partner of C&D Fund IV. Mr. Ames is also a director of Schulte Bautechnik GmbH, a director and Chairman of the Board of Riverwood International Corporation and its parents RIC Holding, Inc. and Riverwood Holding, Inc., and is the Chairman of the Board and a director of Kinko's, Inc., corporations in which an investment partnership managed by CD&R has an investment. Mr. Ames also serves on the Boards of Directors of The Progressive Corporation and Lexmark International, Inc. where he is Chairman of the Board. Mr. Ames serves on the compensation committees of the Boards of Directors of Riverwood International Corporation and Lexmark International, Inc.

         Michael G. Babiarz was elected to the Boards of Directors of Remington and Holding in October 1998. He has been a principal of CD&R since prior to 1996. Mr. Babiarz currently serves as a director of Allied Worldwide, Inc. and Fairchild Dornier Corporation, corporations in which an investment partnership managed by CD&R has an investment.

         Stephen D. Bechtel has been a director of Remington and Holding since prior to 1996. Since prior to 1996, Mr. Bechtel has been Chairman Emeritus of Bechtel Corp. and Bechtel Group, Inc., both of which are engineering and construction companies. Mr. Bechtel has been Chairman Emeritus of Fremont Investors, Inc. (previously named Fremont Group, Inc.), a management investment company, and Sequoia Ventures, Inc., an investment company, since prior to 1996, and Chairman Emeritus of Fremont Group, L.L.C. since April 1996.

         Bobby R. Brown has been a director of Remington and Holding since prior to 1996. From July 1997 to January 1998, Mr. Brown was President, and from prior to 1996 to January 1996, and again from July 1997 to January 1998, was Chairman and Chief Executive Officer, of CONSOL Inc. and its parent CONSOL Energy Inc., the parents of Consolidation Coal Company, a coal mining company. Mr. Brown was the Chairman of CONSOL Inc. and CONSOL Energy Inc. from prior to 1996 to February 1999. Mr. Brown also was a director of CONSOL Inc. and CONSOL Energy Inc. from prior to 1996 to February 2000.

         Richard A. Gilleland has been a director of Remington and Holding since prior to 1996. From October 1998 to March 1999, Mr. Gilleland was President of Tyco Healthcare Group, a medical supplies company. He was Chairman and Chief Executive Officer of Physicians Resource Group, Inc., which provides management services to physicians and clinics, from December 1997 to October 1998, and President and Chief Executive Officer of AMSCO International, Inc., a manufacturer of medical products, from prior to 1996 to July 1996. Mr. Gilleland currently serves as a director of DePuy Orthopedics and Tyco International, Ltd.

         Richard E. Heckert has been a director of Remington and Holding since prior to 1996. Mr. Heckert was a director of Marsh & McLennan Companies Inc. from prior to 1996 until 1996.

         Hubbard C. Howe has been a director of Remington and Holding since prior to 1996, and was Chairman and Chief Executive Officer of Remington and Holding from prior to 1996 until December 1997. Mr. Howe served as Vice Chairman of Remington from prior to 1996 to November 1997. Mr. Howe has served as Chairman and as a director since prior to 1996 of A.P.S., Inc., a distributor of automotive replacement parts, and its parent, APS Holding Corporation, corporations in which an investment partnership managed by CD&R had an investment. From March 1997 until January 1998, Mr. Howe served as the interim Chief Executive Officer of APS Holding Corporation and A.P.S., Inc. On February 2, 1998, A.P.S., Inc. and several of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. A.P.S., Inc. was liquidated in 1999. Mr. Howe currently serves as a director of Phoenix Packaging, Inc. and Western Industries Natural Pharmaceuticals. He is also a director of Riverwood International Corporation, and its parents RIC Holding, Inc. and Riverwood Holding, Inc., corporations in which an investment partnership managed by CD&R has an investment.

         Ulrich Middelmann has been a director of Remington and Holding since July 1999. From prior to 1996 to March 1999, Dr. Middelmann was a member of the Board of Management of Fried Krupp AG, a capital goods and steel company, and from March 1999 has been a member of the Board of Management of Thyssen Krupp AG, a capital goods and steel company.

         Joseph L. Rice, III has been a director of Remington and Holding since prior to 1996. Since prior to 1996, Mr. Rice has been Chairman of CD&R, which he joined in 1978, and is a general partner of Associates IV. From prior to 1996 to 1998, he also served as Chief Executive Officer of CD&R. Mr. Rice is a director of Uniroyal Holding, Inc., Acterna Corporation, Schulte Bautechnik GmbH, and Fairchild Dornier Corporation, corporations in which an investment partnership managed by CD&R has an investment.

         H. Norman Schwarzkopf has been a director of Remington and Holding since prior to 1996. From prior to 1996 he has been a commentator for NBC, as well as a lecturer and author. He currently serves as a director of USA Networks, Inc., and served as a director of Burns International Services, Inc. from prior to 1996 until April 2000. General Schwarzkopf is also a member of the University of Richmond Board of Trustees and the Nature Conservancy's President's Council.

         Thomas L. Millner was President and Chief Operating Officer of Remington since prior to 1996 until April 1999, and in April 1999 became President and Chief Executive Officer. Mr. Millner has been a director of Remington and Holding since prior to 1996. Mr. Millner currently serves on the Board of Directors of Stanley Furniture Co, Inc., The Atlanta Belting Co. and Old London Foods, Inc.

         Ronald H. Bristol, II joined Remington prior to 1996 as Vice President
- Operations, became Vice President and General Manager - Firearms in December 1997, and became Executive Vice President and Chief Operating Officer in April 2000.

         Mark A. Little joined Remington in May 1996 as Director of Planning and Business Development. In September 1996, he became Vice President and Controller, and in June 1997, he became Vice President, Chief Financial Officer and Controller. In September 1999, he became Vice President, Chief Financial Officer and Treasurer, and in April 2000, he became Executive Vice President, Chief Financial Officer and Chief Administrative Officer. From prior to 1996 until joining Remington, Mr. Little held the position of Executive Vice President and Chief Financial Officer of The Pillod Cabinet Company, now named Pillod Furniture, Inc.

         Paul L. Cahan joined Remington prior to 1996 as Vice President - Ammunition and in January 1998 became Vice President and General Manager - Ammunition.

         Robert L. Euritt joined Remington prior to 1996 as Vice President - Human Resources and Customer Service. Mr. Euritt currently serves on the Board of Directors of Employee Services.com and is the chairman of the compensation committee of the Board of Directors of Employee Services.com

         Samuel G. Grecco became Vice President - Business Development and Planning in September 1996, became Vice President - Business Development and Corporate Secretary in December 1996, and became Vice President - eCommerce and eBusiness and Corporate Secretary in April 2000. From prior to 1996 until June 1996, he was Vice President, Controller and Treasurer of the Company. From June 1996 until September 1996, he was Vice President and Controller of the Company.

         Arthur W. Wheaton became Vice President - Sales and Marketing in December 1996, and became Vice President and General Manger - Worldwide Sales in December 1997. From prior to 1996 until December 1996, he was Vice President - Corporate Marketing. Mr. Wheaton is currently Chairman of the Board of Directors of the Sporting Arms and Ammunition Manufacturer's Institute, and serves on the Board of the National Shooting Sports Foundation, the Wildlife Management Institute and Congressional Sportsman Foundation.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Members of the Board of Directors of Remington and Holding who are not employees of the Company or CD&R (each, an "Eligible Director") receive a per meeting fee of $1,000 for each Remington board and committee meeting attended and an annual retainer of $20,000. An additional per meeting fee of $1,000 is paid to the chairman of each committee. Members of the Board of Directors of Holding do not receive any additional compensation for their services in such capacity. All directors are reimbursed for reasonable travel and lodging expenses incurred to attend meetings. Each Eligible Director was also eligible to participate in the RACI Holding, Inc. 1994 Directors' Stock Plan (the "1994 Directors' Plan") under which a director could forego part or all of the annual retainer and meeting fee payable to him for calendar years 1995-1997 in exchange for shares of the Holding's Common Stock. The number of shares payable was determined by dividing (i) the amount of cash retainer fees foregone with respect to services provided during a calendar year by (ii) the greater of (x) the fair market value of a share of Common Stock as of the last day of such calendar year and (y) $100. Under this Plan, 1,800 shares of Common Stock have been issued. The 1994 Directors' Plan terminated in 1998. Effective July 1, 1997 under the RACI Holding, Inc. Director Stock Purchase Plan (the "1997 Directors' Plan"), the Company offered each Eligible Director the opportunity to purchase up to 2,500 shares of Common Stock at a purchase price per share of $100. The 1997 Directors' Plan extends until July 1, 2002. As of the date of this report, 11,250 shares and 1,250 matching deferred shares of Common Stock have been issued under the 1997 Directors' Plan.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table summarizes the compensation paid by Remington to its Chief Executive Officer and to each of the Company's four other most highly compensated executive officers (the "Named Executive Officers") during or with respect to the 1998, 1999 and 2000 fiscal years for services in all capacities rendered to the Company for such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM
                                                                                             COMPENSATION
                                                                                                 AWARDS
                                                            ANNUAL COMPENSATION              ------------
                                                 ----------------------------------------         (g)               (i)
                                                                                 (e)           SECURITIES       ALL OTHER
                 (a)                     (b)       (c)          (d)          OTHER ANNUAL      UNDERLYING      COMPENSATION
     NAME AND PRINCIPAL POSITION        YEAR     SALARY($)    BONUS($)     COMPENSATION($)     OPTIONS(#)          ($)
     ---------------------------        ----     ---------    --------     ---------------     ----------      ------------
Thomas L. Millner.....................  1998     376,260        6,800             --               --            464,151(1)
   President and Chief Executive        1999     385,000       10,310             --             7,776           876,519(2)
   Officer                              2000     419,167      350,200             --               881         2,165,423(3)

Ronald H. Bristol, II.................  1998     165,000          100             --               --            162,550(4)
   Executive Vice President and         1999     175,000      159,800             --             2,288           162,852(5)
    Chief Operating Officer             2000     219,167       87,680             --               --            501,998(6)

Mark A. Little........................  1998     165,000        2,400             --               --            164,801(1)
   Executive Vice President, Chief      1999     178,333      103,450             --             4,255           366,596(2)
    Financial Officer and               2000     208,917      159,400             --               122           652,837(3)
    Chief Administrative Officer

Robert L. Euritt......................  1998     165,000        2,400          37,853(7)           --            160,950(4)
   Vice President-Human Resources       1999     170,333      149,500          35,383(7)         4,750           355,155(5)
                                        2000     173,000      111,400          52,971(7)           --            697,150(8)

Arthur W. Wheaton.....................  1998     165,000        2,200             --               --            144,550(4)
   Vice President, General Manager      1999     169,000       75,250             --             1,198           219,030(9)
    -Worldwide Sales                    2000     173,000      111,400             --               162           504,665(10)

(1) Amount reflects premiums paid by the Company for a Disability Insurance Policy, Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plans and deferred stock issuance in lieu of bonus.

(2) Amount reflects premiums paid by the Company for a Disability Insurance Policy, Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plans, deferred matching share awards valued at $200 per share, interest paid due to delayed bonus payment and deferred stock issuance in lieu of bonus.

(3) Amount reflects premiums paid by the Company for a Disability Insurance Policy, Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plans, deferred matching share awards valued at $230 per share and special bonus payments (made in connection with dividends) of $63.933 and $7.996 per unit paid on each option and deferred share that was held by the Named Executive Officer on the respective record dates.

(4) Reflects Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plans and deferred stock issuance in lieu of bonus.

(5) Reflects Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plans, deferred matching share awards valued at $200 per share and interest paid due to delayed bonus payment.

(6) Reflects Remington's matching contribution on behalf of the Named Executive Officer to the Remington Savings and Investment Plans, special bonus payments (made in connection with dividends) of $63.933 and $7.996 per unit paid on each option and deferred share that was held by the Named Executive Officer on the respective record dates, and grant of deferred share awards valued at $180 per share.

(7) Amount reflects reimbursements for temporary living expenses incurred by the Named Executive Officer.

(8) Reflects Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plans and special bonus payments (made in connection with dividends) of $63.933 and $7.996 per unit paid on each option and deferred share that was held by the Named Executive Officer on the respective record dates.

(9) Reflects Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plan, deferred matching share awards valued at $200 per share, interest paid due to delayed bonus payment and deferred stock issuance in lieu of bonus.

(10) Reflects Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plan, deferred matching share awards valued at $230 per share and special bonus payments (made in connection with dividends) of $63.933 and $7.996 per unit paid on each option and deferred share that was held by the Named Executive Officer on the respective record dates.

                                                                                      Potential Realized Value/
                                                                                      Assumed Annual Rates of
                                                                                      Stock Price Appreciation
                          Number of         Percentage                                    for Option Term
                         Securities      of Total Options      Exercise              --------------------------
                         Underlying    Granted to Employees     Price   Expiration       5%              10%
Name                  Options Granted     in Fiscal 2000        ($/SH)      Date     ($374.65)        ($596.56)
--------------------- ---------------  --------------------   --------  ----------   ---------        ---------
Thomas L. Millner          881     (A)          54%               230      3/2/00     $127,437        $322,939
Ronald H. Bristol, II        0     (A)           0%               230      3/2/00            -               -
Mark A. Little             122     (A)           8%               230      3/2/00       17,647          44,720
Robert L. Euritt             0     (A)           0%               230      3/2/00            -               -
Arthur W. Wheaton          162     (A)          10%               230      3/2/00       23,433          59,383

(A) Subject to the Named Executive Officer's continued employment, the options become exercisable no later than 2009, or earlier based on the earnings performance of Holding in 2000, subject to acceleration under certain circumstances.


            AGGREGATED OPTION EXERCISES AND FY-END OPTION VALUE TABLE

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                                                     OPTIONS AT            IN-THE-MONEY OPTIONS
                            SHARES ACQUIRED                            FY-END                    AT FY-END
NAME                        ON EXERCISE (#) VALUE REALIZED($) EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE(1)
----                        --------------- ----------------- -------------------------  ----------------------------
Thomas L. Millner                 --               --             9,850 / 6,307           537,130 / (136,700)
Robert L. Euritt                  --               --             4,173 / 2,917           133,840 / (41,640)
Ronald H. Bristol, II             --               --             2,338 / 1,825           124,040 / (19,800)
Mark A. Little                    --               --             2,277 / 3,100            52,250 / (63,450)
Arthur W. Wheaton                 --               --             3,155 / 705             183,990 / (16,050)

(1) Calculated based on a per share price of Holding Common Stock of $180, the estimated fair value as of December 31, 2000, less the exercise price for the option.

PENSION AND RETIREMENT PLAN

         The Remington Arms Company, Inc. Pension and Retirement Plan was established effective December 1, 1993 to provide retirement income and survivor benefits to Remington's employees and their beneficiaries through a tax qualified program. Pension benefits under the Retirement Plan are limited in accordance with the provision of the Internal Revenue Code of 1986, as amended (the "Code"), governing tax qualified pension plans. The Company has adopted a Supplemental Pension Plan effective January 1, 1998 (the "Supplemental Plan" and, together with the Pension and Retirement Plan, the "Pension Plans") that provides for payment to participants of retirement benefits equal to the excess, if any, of 2% of the participant's average monthly pay multiplied by such participant's years of service over the amount actually earned by such participant under the Pension and Retirement Plan. Each of the Named Executive Officers is eligible to participate in the Pension Plans. Benefits under the Supplemental Plan are not pre-funded; such benefits are paid by the Company when due.

         Retirement benefits under the Pension Plans are generally based on an employee's years of benefit service and highest final average compensation. Generally, an employee's benefit service under the Pension Plans includes all of his service with Remington and his service, if any, with DuPont prior to the Acquisition. DuPont service is not recognized for benefit accrual or early retirement eligibility, however, in the case of eligible employees who elected to retire from DuPont and commence receiving retirement income from the DuPont retirement plan in connection with the Acquisition. Retirement benefits are generally paid in annuity form, for life, commencing at the employee's 65th birthday, although longer service employees may elect to commence receiving retirement income at an earlier age.

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

         The above table illustrates the estimated annual amounts payable under the Pension Plans, including the Supplemental Plan, in the form of a straight life annuity to employees retiring at age 65 in 2000. Compensation recognized under the Pension Plans generally includes an employee's average compensation for the three consecutive year period in the employee's final ten years of service for which such compensation was the highest. Compensation for this purpose includes overtime, shift differentials and 50% of any incentive compensation award. Compensation does not include awards and payments under any other special compensation plans, payments for severance, relocation or other special payments.

         The years of benefit service and average monthly pay (expressed as an annual amount), recognized as of December 31, 2000, under the Pension Plans for each eligible Named Executive Officer are as follows:


Name                        Years of Service          Average Pay
----                        ----------------          -----------
Thomas L. Millner                  6.6                  $589,642
Robert L. Euritt                   6.3                  $241,428
Ronald H. Bristol, II              5.5                  $267,689
Mark A. Little                     4.5                  $263,683
Arthur W. Wheaton                 34.75                 $236,117


EXECUTIVE EMPLOYMENT AGREEMENTS

         In June 1999, the Company entered into Executive Employment Agreements with each of the Named Executive Officers. The agreements provide continued employment terms and severance terms if employment is terminated under certain conditions. In the event of a termination of the Named Executive Officer's employment by the Company without "cause" (as defined in the agreement) or by such Named Executive Officer for "good reason" (as defined in the agreement), the Named Executive Officer will receive his base salary (as defined in the agreement) for the longer of one year or the period from such date of termination through the end of the term, and a portion of incentive compensation that would have been payable for the calendar year in which his employment terminates. Messrs. Millner and Little's agreements have terms of three years and two years, respectively, and Messrs. Euritt, Bristol and Wheaton's agreements each have terms of one year. The agreements also contain certain non-competition and non-solicitation provisions and provide for the termination of previously existing employment and severance agreements and arrangements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors of the Company established a Compensation Committee to review all compensation arrangements for executive officers of the Company. The individuals serving on the Compensation Committee during 2000 were Richard A. Gilleland, Chairman, Leon J. Hendrix, Jr., H. Norman Schwarzkopf and Richard E. Heckert. Mr. Hendrix has served as Chairman of the Company since December 1997 and Chief Executive Officer from December 1997 to April 1999. Mr. Hendrix was also a principal of CD&R until his retirement in 2000. In November

2000, Mr. Hendrix became an employee of the Company, retaining the title of Chairman. Mr. Hendrix continues to serve as a director of the Company and as a member of the Compensation Committee. CD&R receives an annual fee for management and financial consulting services to the Company and reimbursement of out-of-pocket expenses. The consulting fees paid to CD&R were $400,000 for each of 1998, 1999 and 2000. The consulting fees to be paid to CD&R may not exceed $500,000 per year under the terms of the New Credit Agreement and the Indenture unless certain requirements are met. Such consulting fees will be reviewed on an annual basis. Holding and the Company have also agreed to indemnify the members of the boards employed by CD&R and CD&R against certain liabilities incurred under the federal securities laws, other laws regulating the business of the Company and certain other claims and liabilities with respect to their services for Holding and the Company.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Holding owns all of the outstanding common stock (par value $.01 per share) of Remington. Each share of common stock is entitled to one vote. The following table sets forth the beneficial ownership, as of March 23, 2001, of Common Stock by each director of Holding, by all directors and executive officers of Holding as a group, by each Named Executive Officer, and by each person who owns beneficially more than five percent of the outstanding shares of Common Stock:

                                                                               NUMBER               PERCENT
NAME OF BENEFICIAL OWNER                                                      OF SHARES            OF CLASS
------------------------                                                      ---------            --------
The Clayton & Dubilier Private Equity Fund IV Limited Partnership (1)          750,000                98.3
B. Charles Ames (2)                                                                 --                --
Michael G. Babiarz (2)                                                              --                --
Leon J. Hendrix, Jr. (2)                                                            --                --
Hubbard C. Howe (2)                                                                 --                --
Joseph L. Rice, III (2)                                                             --                --
Stephen D. Bechtel                                                               2,500                 *
Bobby R. Brown                                                                   2,700                 *
Richard A. Gilleland                                                             2,700                 *
Richard E. Heckert                                                               2,700                 *
Ulrich Middelmann                                                                   --                --
H. Norman Schwarzkopf (3)                                                        1,650                 *
Thomas L. Millner (4)                                                            9,850                 1.3
Robert L. Euritt (4)                                                             5,893                 *
Arthur W. Wheaton (4)                                                            3,155                 *
Mark A. Little (4)                                                               3,002                 *
Ronald H. Bristol, II (4)                                                        2,338                 *
Executive officers and directors as a group (2)(3)(5)                           46,341                 6.1

*Less than 1%

(1) Clayton & Dubilier Associates IV Limited Partnership ("Associates IV") is the general partner of The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV") and by virtue of such status may be deemed to be the beneficial owner of the shares owned by C&D Fund IV. Associates IV has the power to direct C&D Fund IV as to the voting and disposition of shares held by C&D Fund IV. No person controls the voting and dispositive power of Associates IV with respect to the shares owned by C&D Fund IV. Associates IV expressly disclaims beneficial ownership of the shares owned by C&D Fund IV. The business address for each of C&D Fund IV and Associates IV is 270 Greenwich Avenue, Greenwich, Connecticut 06830.

(2)  Does not include shares owned by C&D Fund IV.

(3)  Excludes 1,250 deferred shares held by Mr. Schwarzkopf, director.

(4) Includes 9,850, 4,173, 3,155, 2,277, 2,338 shares that may be acquired upon exercise of options by Messrs. Millner, Euritt, Wheaton, Little and Bristol, respectively. Excludes 8,078, 2,530, 2,046, 2,775, 1,576 deferred shares of common stock held by Messrs. Millner, Euritt, Wheaton, Little and Bristol, respectively.

(5) Includes 29,033 shares that may be acquired upon exercise of vested options and excludes 22,192 deferred shares of common stock held by the executive officers as a group.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CD&R AND C&D FUND IV

         C&D Fund IV, which currently is Holding's largest shareholder, is a private investment fund managed by CD&R. Amounts contributed to C&D Fund IV by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged buy-out transactions and in the equity of corporations where the infusion of capital coupled with the provision of managerial assistance by CD&R can be expected to generate returns on investments comparable to returns historically achieved in leveraged buy-out transactions. The general partner of C&D Fund IV is Associates IV. Leon J. Hendrix, Jr., formally a principal of CD&R, is a director and has served in the capacity of Chairman since December 1997. In November 2000, Mr. Hendrix became an employee of the Company, retaining the title of Chairman. The Company and Mr. Hendrix are discussing a proposed agreement with respect to the terms of Mr. Hendrix's employment with the Company. Joseph L. Rice, III and B. Charles Ames are principals of CD&R, general partners of Associates IV, and directors of Remington and Holding. Michael G. Babiarz is a principal and stockholder of CD&R and director of Remington and Holding. Joseph L. Rice, III is a stockholder of CD&R. Hubbard C. Howe is a director of Remington and a former principal of CD&R.

         CD&R receives an annual fee for management and financial consulting services provided to the Company and reimbursement of out-of-pocket expenses, pursuant to a consulting agreement among Holding, the Company and CD&R. Such services include helping the Company to establish effective banking, legal and other business relationships, and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. The consulting fees paid to CD&R were $400,000 for each of 2000, 1999 and 1998. The Consulting fees to be paid to CD&R may not exceed $500,000 per year under the terms of the New Credit Agreement and the Indenture unless certain requirements are met.

         The Company, Holding and CD&R are currently discussing a proposed amendment to the consulting agreement. As proposed, the amendment would provide for an annual fee of $500,000 for ongoing services provided to the Company, the amount of which may be adjusted at the discretion of a majority of the directors of the Company not affiliated with CD&R, but may not be adjusted downward without CD&R's consent. In addition, the proposed amendment adds to CD&R's services under the agreement financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or any other similar transaction directly or indirectly involving the Company, Holding and their subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased if a majority of the Disinterested Directors approves. The proposed amendment also provides that if an employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Company, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. Any such increase would be subject to the terms of the New Credit Agreement and the Indenture. If the proposed amendment is adopted, the Company will pay an annual fee of $500,000 for 2001 to CD&R.

         The Company paid fees to the law firm of Debevoise & Plimpton during 2000 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton, is married to Joseph L. Rice, III, a director of the Company and a general partner of Associates IV.

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

         C&D Fund IV currently owns 98.3% of the outstanding Common Stock. C&D Fund IV and Holding have entered into a registration rights agreement that, among other things, provides C&D Fund IV and will provide certain other Holding equity holders with certain registration rights with respect to their Common Stock.

STOCK OPTION AND PURCHASE PLANS

         As of December 31, 2000, the Company has reserved 184,580 shares of the Common Stock for issuance in accordance with the terms of the Amended and Restated RACI Holding, Inc. Stock Option Plan (the "Option Plan"), the RACI Holding, Inc. Stock Purchase Plan (the "Purchase Plan"), the RACI Holding, Inc. 1994 Directors' Stock Plan (the "1994 Directors' Plan") and the RACI Holding, Inc. Stock Incentive Plan (the "1999 Stock Incentive Plan"). On July 22, 1997 the Board of Directors of Holding adopted the 1997 Directors' Plan and reserved an additional 12,500 shares of the Common Stock, par value $.01 per share, of Holding for issuance thereunder. As of December 31, 2000, 11,250 shares and 1,250 deferred matching shares of Common Stock have been issued under the 1997 Directors' Plan; 1,800 shares have been issued under the 1994 Directors' Plan; 5,082 shares have been issued, 24,468 deferred shares were awarded and 32,838 options were granted under the 1999 Stock Incentive Plan and no shares of Common Stock have been issued under the Option Plan or the Purchase Plan. As of December 31, 2000, 70,877 shares of common stock remain available for grant under the above mentioned plans.

         At December 31, 2000 options to purchase 36,215 shares of Common Stock were outstanding, at a per share exercise price of $100, of which 34,381 options were exercisable, options to purchase 31,221 shares of Common Stock were outstanding, at a per share exercise price of $200, of which 10,035 options were exercisable and options to purchase 1,617 shares of common stock were outstanding at a per share exercise price of $230, of which 881 options were exercisable.

         In March 2000, certain members of management acquired an aggregate of 2,469 deferred shares at a purchase price of $230 per share and were granted options to purchase 1,233 shares of Common Stock and received matching grants of 2,469 deferred shares (including 1,763, 325 and 245 matching deferred shares to Messrs. Millner, Wheaton and Little, respectively).

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

(1) Financial Statements                                                    Page

         Report of Independent Accountants.................................  30
         Consolidated Balance Sheets as of December 31, 2000 and 1999......  31
         Consolidated Statements of Operation for the years ended
         December 31, 2000, 1999 and 1998..................................  32
         Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999, and 1998.................................  33
         Consolidated Statements of Shareholders' Equity and Comprehensive
         Income for the years ended December 31, 2000, 1999 and 1998.......  34
         Notes to Consolidated Financial Statements........................  35

(2) Financial Statement Schedule

         Valuation and Qualifying Accounts.................................  55

(3) List of Exhibits

Exhibit No.                Description
-----------                -----------

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

4.4 First Supplemental Indenture, dated as of June 30, 2000, among RA Brands, L.L.C., as a Subsidiary Guarantor, Remington, Holding, as a Guarantor, and U.S. Bank National Association, as Trustee, to the Indenture referred to Exhibit 4.3 above; filed herewith.

4.5 Second Supplemental Indenture, dated as of August 25, 2000, among RA Factors, L.L.C., as a Subsidiary Guarantor, Remington, Holding, as a Guarantor, and U.S. Bank National Association, as Trustee, to the Indenture referred to Exhibit 4.3 above; filed herewith.

4.6 Purchase Agreement, dated November 19, 1993, among Remington, Holding, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), and CS First Boston Corporation ("First Boston" and, together with Merrill Lynch, the "Initial Purchaser"); previously filed as Exhibit 4.2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.7 Registration Rights Agreement, dated as of November 30, 1993, among Remington, Holding and the Initial Purchasers; previously filed as
         Exhibit 4.3 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.8 Amended and Restated Credit Agreement, dated as of April 28, 2000, among Remington, The Chase Manhattan Bank, as Administrative Agent and the other lenders named therein; previously filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.9 Borrower Stock Pledge Agreement, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.10 Borrower Security Agreement, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.11 Borrower Patent and Trademark Security Agreement, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.4 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.12 Holding Stock Pledge Agreement, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.5 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.13 Holding Guarantee, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as
         Exhibit 4.6 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.14 Supplement No. 1 to Borrower Stock Pledge Agreement, dated as of June 30, 2000, between Remington and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.15 Subsidiary Guarantee, dated as of June 30, 2000, between RA Brands, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.16. Subsidiary Security Agreement, dated as of June 30, 2000, between RA Brands, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.17 Subsidiary Patent and Trademark Security Agreement, dated as of June 30, 2000, between RA Brands, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.18 Supplement No. 2 to Borrower Stock Pledge Agreement, dated as of August 25, 2000, between Remington and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.19 Subsidiary Guarantee, dated as of August 25, 2000, between RA Factors, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.20 Subsidiary Security Agreement, dated as of August 25, 2000, between RA Factors, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.21 Sublease, dated as of March 1, 1987, between S&K Industries, Inc., as lessor, and Remington as assignee of DuPont, as lessee (agreement to furnish such sublease to the Securities and Exchange Commission upon its request); previously filed as Exhibit 4.17 to Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

Items in this Section 10 constitute management contracts or compensatory plans or arrangements with the exception of Exhibits 10.1 through 10.26.

10.1     Filed as Exhibit 2.1.

10.2     Filed as Exhibit 2.2.

10.3     Filed as Exhibit 2.3.

10.4     Filed as Exhibit 2.4.

10.5     Filed as Exhibit 2.5.

10.6     Filed as Exhibit 4.3.

10.7     Filed as Exhibit 4.4.

10.8     Filed as Exhibit 4.5.

10.9     Filed as Exhibit 4.6.

10.10    Filed as Exhibit 4.7.

10.11    Filed as Exhibit 4.8.

10.12    Filed as Exhibit 4.9.

10.13    Filed as Exhibit 4.10.

10.14    Filed as Exhibit 4.11.

10.15    Filed as Exhibit 4.12.

10.16    Filed as Exhibit 4.13.

10.17    Filed as Exhibit 4.14.

10.18    Filed as Exhibit 4.15.

10.19    Filed as Exhibit 4.16.

10.20    Filed as Exhibit 4.17.

10.21    Filed as Exhibit 4.18.

10.22    Filed as Exhibit 4.19.

10.23    Filed as Exhibit 4.20.

10.24 Registration and Participation Agreement, dated as of November 30, 1993, between Holding and The Clayton & Dubilier Private Equity Fund IV Limited Partnership (the "C&D Fund"); previously filed as Exhibit 10.14 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.25 Stock Subscription Agreement, dated as of November 30, 1993, between Holding and the C&D Fund; previously filed as Exhibit 10.15 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.26 Indemnification Agreement, dated as of November 30, 1993, among Remington, Holding, Clayton, Dubilier & Rice, Inc. and the C&D Fund; previously filed as Exhibit 10.16 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.27 RACI Holding, Inc. 1994 Directors' Stock Plan, adopted on June 2, 1994; previously filed as Exhibit 10.18 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.28 RACI Holding, Inc. Stock Purchase Plan, adopted on June 2, 1994; previously filed as Exhibit 10.19 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.29 Amended and Restated RACI Holding, Inc. Stock Option Plan, adopted as of July 17, 1995; previously filed as Exhibit 10.20 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.30 Amendment No. 1, effective as of July 22, 1996, to the Amended and Restated RACI Holding, Inc. Stock Option Plan referred to as Exhibit
         10.25 above; previously filed as Exhibit 10.25 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

10.31    Form of Management Stock Option Agreement; previously filed as Exhibit
         10.21 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.32 RACI Holding, Inc. Director Stock Purchase Plan, adopted on July 22, 1997; previously filed as Exhibit 10.1 by the Company in its Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.

10.33    Form of Director Stock Subscription Agreement; previously filed as
         Exhibit 10.2 by the Company in its Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.

10.34 RACI Holding, Inc. Director Stock Option Plan, adopted on July 22, 1996; previously filed as Exhibit 10.27 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

10.35 Consulting Agreement, dated as of December 1, 1993, among Holding, Remington and Clayton, Dubilier & Rice, Inc.; previously filed as
         Exhibit 10.28 to Amendment No. 2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997, and herein incorporated by reference.

10.36    Form of Executive Employment Agreement; previously filed as Exhibit
         10.34 to the Company's Annual Report on Form 10-K, filed March 30, 1999, and herein incorporated by reference.

10.37 Director Stock Subscription Agreement; previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.38    Director Matching Deferred Share Award Agreement; previously filed as
         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.39    1999 RACI, Holding, Inc. Stock Incentive Plan; previously filed as
         Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.40    Form of Management Stock Subscription Agreement; previously filed as
         Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.41 Form of Management Stock Subscription Agreement - Performance Option; previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.42 Form of Management Stock Subscription Agreement - Service Option; previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.43 Form of Stock Purchase Right Deferred Share Award Agreement; previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.44    Form of Matching Deferred Share Award Agreement; previously filed as
         Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.45 Form of Pledge and Security Agreement; previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.46 Form of Promissory Note; previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference

10.47 Profit Based Bonus Plan; previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10- Q, for the quarter ended June 30, 1999, and herein incorporated by reference


12.1     Computation of Ratio of Earnings to Fixed Charges.

21.1     List of Subsidiaries.

23.1 Consent of PricewaterhouseCoopers LLP as Independent Accountants of the Registrant.

99.1     Reconciliation of Income (Loss) from Operations to EBITDA.

99.2     Form of Proxy sent to security holders for 2001 annual meeting.

99.3 Notice of Annual Meeting and Instructions sent to security holders for 2001 annual meeting.

(B) REPORTS ON FORM 8-K.

         During the quarter ended December 31, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 23, 2001.

                                RACI HOLDING, INC.


                                By:     /s/ Thomas L. Millner
                                   --------------------------------------------
                                         Thomas L. Millner
                                Chief Executive Officer, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2001.

               /s/ Thomas L. Millner                 Chief Executive Officer, President and Director
---------------------------------------------------- (Principal Executive Officer)
                 Thomas L. Millner

                                                     Executive Vice President, Chief Financial Officer and
                /s/ Mark A. Little                   Chief Administrative Officer
---------------------------------------------------- (Principal Financial and Accounting Officer)
                  Mark A. Little

             /s/ Leon J. Hendrix, Jr.                Chairman and Director
----------------------------------------------------
               Leon J. Hendrix, Jr.

                /s/ B. Charles Ames                  Director
----------------------------------------------------
                  B. Charles Ames

              /s/ Michael G. Babiarz                 Director
----------------------------------------------------
                Michael G. Babiarz

            /s/ Stephen D. Bechtel, Jr.              Director
----------------------------------------------------
              Stephen D. Bechtel, Jr.

                /s/ Bobby R. Brown                   Director
----------------------------------------------------
                  Bobby R. Brown

             /s/ Richard A. Gilleland                Director
----------------------------------------------------
               Richard A. Gilleland

              /s/ Richard E. Heckert                 Director
----------------------------------------------------
                Richard E. Heckert

               /s/ Ulrich Middelmann                 Director
----------------------------------------------------
                 Ulrich Middelmann

                /s/ Hubbard C. Howe                  Director
----------------------------------------------------
                  Hubbard C. Howe

              /s/ Joseph L. Rice, III                Director
----------------------------------------------------
                Joseph L. Rice, III

             /s/ H. Norman Schwarzkopf               Director
----------------------------------------------------
               H. Norman Schwarzkopf

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

         The form of proxy, notice of annual meeting and instructions sent to security holders are attached here to as exhibits 99.2 and 99.3.

                                  EXHIBIT INDEX
                FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2000


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

4.4 First Supplemental Indenture, dated as of June 30, 2000, among RA Brands, L.L.C., as a Subsidiary Guarantor, Remington, Holding, as a Guarantor, and U.S. Bank National Association, as Trustee, to the Indenture referred to Exhibit 4.3 above; filed herewith.

4.5 Second Supplemental Indenture, dated as of August 25, 2000, among RA Factors, L.L.C., as a Subsidiary Guarantor, Remington, Holding, as a Guarantor, and U.S. Bank National Association, as Trustee, to the Indenture referred to Exhibit 4.3 above; filed herewith.

4.6 Purchase Agreement, dated November 19, 1993, among Remington, Holding, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), and CS First Boston Corporation ("First Boston" and, together with Merrill Lynch, the "Initial Purchaser"); previously filed as Exhibit 4.2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.7 Registration Rights Agreement, dated as of November 30, 1993, among Remington, Holding and the Initial Purchasers; previously filed as
         Exhibit 4.3 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

4.8 Amended and Restated Credit Agreement, dated as of April 28, 2000, among Remington, The Chase Manhattan Bank, as Administrative Agent and the other lenders named therein; previously filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.9 Borrower Stock Pledge Agreement, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.10 Borrower Security Agreement, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.11 Borrower Patent and Trademark Security Agreement, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.4 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.12 Holding Stock Pledge Agreement, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.5 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.13 Holding Guarantee, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as
         Exhibit 4.6 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.14 Supplement No. 1 to Borrower Stock Pledge Agreement, dated as of June 30, 2000, between Remington and The Chase Manhattan Bank, as Administrative Agent.

4.15 Subsidiary Guarantee, dated as of June 30, 2000, between RA Brands, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.16 Subsidiary Security Agreement, dated as of June 30, 2000, between RA Brands, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.17 Subsidiary Patent and Trademark Security Agreement, dated as of June 30, 2000, between RA Brands, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.18 Supplement No. 2 to Borrower Stock Pledge Agreement, dated as of August 25, 2000, between Remington and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.19 Subsidiary Guarantee, dated as of August 25, 2000, between RA Factors, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.20 Subsidiary Security Agreement, dated as of August 25, 2000, between RA Factors, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.21 Sublease, dated as of March 1, 1987, between S&K Industries, Inc., as lessor, and Remington as assignee of DuPont, as lessee (agreement to furnish such sublease to the Securities and Exchange Commission upon its request); previously filed as Exhibit 4.17 to Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

Items in this Section 10 constitute management contracts or compensatory plans or arrangements with the exception of Exhibits 10.1 through 10.26.

10.1     Filed as Exhibit 2.1.

10.2     Filed as Exhibit 2.2.

10.3     Filed as Exhibit 2.3.

10.4     Filed as Exhibit 2.4.

10.5     Filed as Exhibit 2.5.

10.6     Filed as Exhibit 4.3.

10.7     Filed as Exhibit 4.4.

10.8     Filed as Exhibit 4.5.

10.9     Filed as Exhibit 4.6.

10.10    Filed as Exhibit 4.7.

10.11    Filed as Exhibit 4.8.

10.12    Filed as Exhibit 4.9.

10.13    Filed as Exhibit 4.10.

10.14    Filed as Exhibit 4.11.

10.15    Filed as Exhibit 4.12.

10.16    Filed as Exhibit 4.13.

10.17    Filed as Exhibit 4.14.

10.18    Filed as Exhibit 4.15.

10.19    Filed as Exhibit 4.16.

10.20    Filed as Exhibit 4.17.

10.21    Filed as Exhibit 4.18.

10.22    Filed as Exhibit 4.19.

10.23    Filed as Exhibit 4.20.

10.24 Registration and Participation Agreement, dated as of November 30, 1993, between Holding and The Clayton & Dubilier Private Equity Fund IV Limited Partnership (the "C&D Fund"); previously filed as Exhibit 10.14 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.25 Stock Subscription Agreement, dated as of November 30, 1993, between Holding and the C&D Fund; previously filed as Exhibit 10.15 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.26 Indemnification Agreement, dated as of November 30, 1993, among Remington, Holding, Clayton, Dubilier & Rice, Inc. and the C&D Fund; previously filed as Exhibit 10.16 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.27 RACI Holding, Inc. 1994 Directors' Stock Plan, adopted on June 2, 1994; previously filed as Exhibit 10.18 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.28 RACI Holding, Inc. Stock Purchase Plan, adopted on June 2, 1994; previously filed as Exhibit 10.19 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.29 Amended and Restated RACI Holding, Inc. Stock Option Plan, adopted as of July 17, 1995; previously filed as Exhibit 10.20 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.30 Amendment No. 1, effective as of July 22, 1996, to the Amended and Restated RACI Holding, Inc. Stock Option Plan referred to as Exhibit
         10.25 above; previously filed as Exhibit 10.25 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

10.31    Form of Management Stock Option Agreement; previously filed as Exhibit
         10.21 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

10.32 RACI Holding, Inc. Director Stock Purchase Plan, adopted on July 22, 1997; previously filed as Exhibit 10.1 by the Company in its Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.

10.33    Form of Director Stock Subscription Agreement; previously filed as
         Exhibit 10.2 by the Company in its Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.

10.34 RACI Holding, Inc. Director Stock Option Plan, adopted on July 22, 1996; previously filed as Exhibit 10.27 to Amendment No. 1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed January 10, 1997, and herein incorporated by reference.

10.35 Consulting Agreement, dated as of December 1, 1993, among Holding, Remington and Clayton, Dubilier & Rice, Inc.; previously filed as
         Exhibit 10.28 to Amendment No. 2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997, and herein incorporated by reference.

10.36    Form of Executive Employment Agreement; previously filed as Exhibit
         10.34 to the Company's Annual Report on Form 10-K, filed March 30, 1999, and herein incorporated by reference.

10.37 Director Stock Subscription Agreement; previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.38    Director Matching Deferred Share Award Agreement; previously filed as
         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.39    1999 RACI, Holding, Inc. Stock Incentive Plan; previously filed as
         Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.40    Form of Management Stock Subscription Agreement; previously filed as
         Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.41 Form of Management Stock Subscription Agreement - Performance Option; previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.42 Form of Management Stock Subscription Agreement - Service Option; previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.43 Form of Stock Purchase Right Deferred Share Award Agreement; previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.44    Form of Matching Deferred Share Award Agreement; previously filed as
         Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.45 Form of Pledge and Security Agreement; previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.46 Form of Promissory Note; previously filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference

10.47 Profit Based Bonus Plan; previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10- Q, for the quarter ended June 30, 1999, and herein incorporated by reference

12.1     Computation of Ratio of Earnings to Fixed Charges.

21.1     List of Subsidiaries.

23.1 Consent of PricewaterhouseCoopers LLP as Independent Accountants of the Registrant.

99.1     Reconciliation of Income (Loss) from Operations to EBITDA.

99.2     Form of proxy set to security holders for 2000 annual meeting.

99.3 Notice of Annual Meeting and Instructions sent to security holders for 2000 annual meeting.