Form 10-Q
period 2001-03-31
RACI HOLDING INC
filed 2001-05-10
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Class A Common Stock, par value $.01 per share, outstanding at May 10, 2001 763,050 shares

Class B Common Stock, par value $.01 per share, outstanding at May 10, 2001 0 shares

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       RACI HOLDING, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                   (Dollars in Millions, Except Per Share Data)

                                                                             (Unaudited)
                                                                      --------------------------
                                                                      March 31,     December 31,
                                                                        2001           2000
                                                                       ------         ------
ASSETS
Current Assets
Cash and Cash Equivalents                                              $  1.2         $  2.7
Accounts Receivable Trade - net                                         107.5           51.4
Inventories                                                             109.0           99.6
Supplies                                                                 11.9           12.1
Prepaid Expenses and Other Current Assets                                 4.9            7.7
Deferred Income Taxes                                                    11.3           10.1
                                                                       ------         ------
  Total Current Assets                                                  245.8          183.6

Property, Plant and Equipment - net                                      88.3           91.5
Intangibles and Debt Issuance Costs - net                                82.8           83.8
Deferred Income Taxes                                                     5.5            3.2
Other Noncurrent Assets                                                   1.0            1.0
                                                                       ------         ------
  TOTAL ASSETS                                                         $423.4         $363.1
                                                                       ======         ======

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                                       $ 22.2         $ 24.9
Book Overdraft                                                            5.8            1.2
Short-Term Debt                                                           1.2            1.4
Current Portion of Long-Term Debt                                         1.3            1.3
Product Liabilities                                                       2.3            2.1
Income Taxes                                                              5.3            0.3
Other Accrued Liabilities                                                38.8           36.5
                                                                       ------         ------
  Total Current Liabilities                                              76.9           67.7

Long-Term Debt                                                          200.0          153.3
Retiree Benefits                                                         35.2           34.7
Product Liabilities                                                       9.5            9.4
Other Long-Term Liabilities                                               0.3             --
                                                                       ------         ------
  Total Liabilities                                                     321.9          265.1

Redeemable Deferred Shares of Class A Common Stock, par
  value $.01; 26,433 and 25,718 issued at March 31, 2001
  and December 31, 2000, respectively                                     5.4            5.3
Redeemable Shares of Class A Common Stock, par
   value $.01; 6,226 and 5,082 issued at March 31, 2001
   and December 31, 2000, respectively                                    1.2            1.0

Commitments and Contingencies

Shareholders' Equity
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 763,050 issued and outstanding at March 31, 2001
   and December 31, 2000, respectively                                     --             --
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                                 --             --
Paid in Capital                                                          76.6           76.6
Accumulated Other Comprehensive Loss                                     (0.4)            --
Retained Earnings                                                        18.7           15.1
                                                                       ------         ------
     Total Shareholders' Equity                                          94.9           91.7
                                                                       ------         ------
  TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY        $423.4         $363.1
                                                                       ======         ======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)


                                                    ------------------------------------
                                                                 Unaudited
                                                    ------------------------------------
                                                          Year-to-Date March 31,
                                                    ------------------------------------
                                                         2001                2000
                                                    ----------------    ----------------
Sales  (1)                                                   $ 90.6              $ 96.6

Cost of Goods Sold                                             60.9                64.3
                                                    ----------------    ----------------

     Gross Profit                                              29.7                32.3

Selling, General and Administrative
  Expenses                                                     17.5                17.2

Research and Development Expenses                               1.5                 1.7

Other Expense                                                   0.8                 0.7
                                                    ----------------    ----------------

     Operating Profit                                           9.9                12.7

Interest Expense                                                4.1                 2.9
                                                    ----------------    ----------------

     Profit Before Income Taxes                                 5.8                 9.8

Provision for Income Taxes                                      2.2                 4.0
                                                    ----------------    ----------------

     Net Income                                               $ 3.6               $ 5.8
                                                    ================    ================

Per Share Data:

     Basic Income Per Share                                  $ 4.53              $ 7.34
                                                    ================    ================
     Diluted Income Per Share                                $ 4.44              $ 7.12
                                                    ================    ================


(1) Sales are presented net of Federal Excise Taxes of $7.4 and $8.0 for the year-to-date periods ended March 31, 2001 and 2000, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in Millions)


                                                              -----------------------------------
                                                                          Unaudited
                                                              -----------------------------------
                                                                    Year-To-Date March 31,
                                                              -----------------------------------
                                                                  2001                  2000
                                                              --------------         ------------

Operating Activities

          Net Cash used in Operating Activities                     $ (51.7)             $ (47.7)
                                                              --------------         ------------

Investing Activities

             Capital Expenditures                                      (0.9)                (1.4)
                                                              --------------         ------------

          Net Cash used in Investing Activities                        (0.9)                (1.4)
                                                              --------------         ------------


Financing Activities

             Net Borrowings under Revolving Credit Facility            47.0                 32.5
             Principal Payments on Long-Term Debt                      (0.3)                (9.5)
             Book Overdraft                                             4.6                  0.4
             Net Payments on Short-Term Debt                           (0.2)                   -
                                                              --------------         ------------

          Net Cash provided in Financing Activities                    51.1                 23.4
                                                              --------------         ------------

Decrease in Cash and Cash Equivalents                                  (1.5)               (25.7)
Cash and Cash Equivalents at Beginning of Period                        2.7                 26.3
                                                              --------------         ------------
Cash and Cash Equivalents at End of Period                            $ 1.2                $ 0.6
                                                              ==============         ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
          Condensed Consolidated Statement of Shareholders' Equity and
                           Other Comprehensive Income
                              (Dollars in Millions)
                                   (Unaudited)

                                                                           Accumulated
                                                                              Other                                    Total
                                                         Paid-in          Comprehensive          Retained          Shareholders'
                                                         Capital              Income             Earnings              Equity
                                                      ---------------     ---------------     ---------------    -------------------

BALANCE, DECEMBER 31, 2000                                    $ 76.6                 $ -              $ 15.1                 $ 91.7
                                                      ---------------     ---------------     ---------------    -------------------

     Comprehensive Net Income (Loss):
       Net Income                                                  -                   -                 3.6                    3.6
       Other comprehensive income:
          Cumulative effect adjustment of
                SFAS 133 adoption, net of tax
                 effect of $0.1                                    -                (0.2)                  -                   (0.2)
          Net derivative losses, net of tax
                 effect of $0.1                                    -                (0.1)                  -                   (0.1)
          Net derivative gains reclassified
                 as earnings                                       -                (0.1)                  -                   (0.1)
                                                      ---------------     ---------------     ---------------    -------------------
     Total Other Comprehensive Net Income (Loss)                   -                (0.4)                3.6                    3.2
                                                      ---------------     ---------------     ---------------    -------------------

BALANCE, MARCH 31, 2001                                       $ 76.6              $ (0.4)             $ 18.7                 $ 94.9
                                                      ===============     ===============     ===============    ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of RACI Holding, Inc. ("Holding") include the accounts of its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiaries, Remington International, Ltd., RA Brands, L.L.C. and RA Factors L.L.C. (together with Remington and Holding, the "Company"). Holding has no material assets other than its investment in Remington. All inter-company accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         Pursuant to an asset purchase agreement (the "Purchase Agreement"), on December 1, 1993, the Company acquired certain assets and assumed certain liabilities (the "Acquisition") of the sporting goods business formerly operated by E. I. du Pont de Nemours and Company ("DuPont") and one of DuPont's subsidiaries (together with DuPont, the "Sellers").

         These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of RACI Holding, Inc. and Subsidiaries as of and for the year ended December 31, 2000.

         Certain reclassifications were made to the prior period's financial information to conform with the current presentation format.

NOTE 2 - INVENTORIES

         Inventories consisted of the following at:

                                               (Unaudited)
                                               -----------
                                     March 31,            December 31,
                                         2001                   2000
                                   ------------           ----------

 Raw Materials                       $    15.6              $    17.6
 Semi-Finished Products                   23.1                   23.3
 Finished Product                         70.3                   58.7
                                     ----------             ---------
      Total                          $   109.0              $    99.6
                                     ==========             =========

NOTE 3 - LONG-TERM DEBT

         Long-term debt consisted of the following at:

                                                     (Unaudited)
                                                      ----------
                                             March 31,            December 31,
                                                2001                  2000
                                             ----------             ---------

Revolving Credit Facility                     $  111.5               $   64.5
9.5% Senior Subordinated Notes due 2003           86.8                   86.8
Capital Lease Obligations                          3.0                    3.3
                                             ----------             ---------
          Subtotal                            $  201.3               $  154.6
Less: Current Portion                              1.3                    1.3
                                             ----------             ---------
          Total                               $  200.0               $  153.3
                                             ==========             =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

         On April 28, 2000, the Company entered into an amended and restated credit agreement with certain lending institutions (the "New Credit Agreement") that provides for aggregate borrowings of $170 million under a revolving credit facility (the "New Revolving Credit Facility"). Loans under the New Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum ("ABR Loans"), or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). The Company's interest rate margin for the first six months under the New Credit Agreement was set at 1.0% and 2.0% for ABR Loans and Eurodollar Loans, respectively. As a result of the Company's performance, on October 31, 2000, the interest rate margin and commitment fees were reduced 0.5% and 0.125%, respectively. Effective March 28, 2001, the interest rate margin and commitment fees were increased 0.25% and 0.125%, respectively, as a result of the consolidated leverage ratio at December 31, 2000. Each quarter the interest rate margin will be subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the New Revolving Credit Facility and can be reduced up to 0.125% based upon the same financial performance measures. Mandatory prepayments of borrowings may be required under the New Credit Agreement upon the occurrence of certain changes in control.

NOTE 4 - INCOME PER SHARE

      The basic and diluted income per share was determined as follows for the three months ended March 31:

                                                                              2001               2000
                                                                              ----               ----
                                                                                    (Unaudited)
Basic Income Per Share:
      Net Income Available to Common Shareholders                               $ 3.6            $ 5.8
      Weighted Average Common Shares                                          793,910          790,166
          Basic Income Per Share                                               $ 4.53           $ 7.34

Diluted Income Per Share:
      Net Income Available to Common Shareholders                               $ 3.6            $ 5.8
      Weighted Average Common Shares                                          793,910          790,166
      Effect of Outstanding Options                                            16,096           25,071
      Weighted Average Common Shares and Dilutive Potential Common
      Stock                                                                   810,006          815,237
          Diluted Income Per Share                                             $ 4.44           $ 7.12
          Options Outstanding at March 31,                                     73,696           69,653

NOTE 5 - STOCK PURCHASE AND OPTION PLANS

         During the first quarter of 2001, under the RACI Holding, Inc. Stock Incentive Plan, the Company (1) issued 1,144 redeemable shares of Common Stock to management at a price of $180 per share, (2) granted 256 redeemable deferred shares to management in lieu of 2000 incentive compensation priced at $180 per share, (3) granted 459 redeemable deferred shares to management as part of 2000 incentive compensation with a fair value of $180 per share and (4) granted options to purchase 5,000 shares of Common Stock to management at an exercise price of $180 per share, which is the estimated fair value at the grant date. These options vest ratably on the third, fourth and fifth anniversaries of the options's grant date and expire in 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 6 - REDEEMABLE CLASS A COMMON STOCK

         Certain employees and key management of Holding who hold or have the right to receive (ie: deferred shares) Class A common stock may require Holding to repurchase, under certain condition, (death, disability or retirement at normal retirement age) all of the shares. This repurchase right terminates upon the consummation of an initial equity public offering of Holding's Class A common stock. In connection with the redemption feature described above, Holding has classified outside of permanent equity an amount representing the initial fair value of the redeemable shares. As of March 31, 2001, the redeemable value would be approximately $5.9 million. These shares have not been marked to market since the events of redemption are considered remote.

NOTE 7 - ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

         The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. On January 1, 2001, the Company held call options and zero cost collars for the purchase of copper and lead, which are designated as cash flow hedging instruments. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $0.2 in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. Gains of $0.2 and losses of $0.2 on derivatives that had been previously deferred netted to result in no derecognition from the balance sheet through a net-of-tax cumulative-effect-type adjustment. The Company expects to reclassify as earnings during the next twelve months $0.2 from the transition adjustment that was recorded in accumulated other comprehensive income. Net gains of $0.1 and net losses of $0.1 on derivative instruments were reclassified to earnings and recorded in accumulated other comprehensive income (loss), respectively, during the quarter ended March 31, 2001.

         Effective with the adoption of SFAS 133, all derivatives were recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge) or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, including losses or gains on firm commitments, are recorded in current-period earnings. Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Earnings are affected by the variability of cash flows when periodic settlements on a variable-rate assets or liabilities are recorded in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative, as a hedge instrument is no longer appropriate.

         When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

         The Company is engaged in the design, manufacture and sale of sporting goods products for the hunting, shooting sports and fishing markets. The Company's activities expose it to a variety of market risks, including the effects of changes in interest rates and commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company's risk-management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company is currently not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of March 31, 2001.

         The Company maintains a commodity-price risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. The manufacturing of certain of the Company's products requires a significant volume of copper and lead. Price fluctuations in copper and lead commodities cause market values of copper and lead inventory to differ in relation to cost and actual cash outlays for the purchase of metal to differ from anticipated cash outlays. The Company uses futures and options contracts to hedge these risks.

         By using derivative financial instruments to hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counter-party to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counter-party owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counter-party and, therefore, it does not possess repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counter-parties with strong financial condition.

         The Company purchases copper and lead futures and options contracts to hedge against price fluctuations of anticipated commodity purchases. The futures and options contracts limit the unfavorable affect that price increases will have on metal purchases, and the futures contracts likewise limit the favorable affect of price declines. At March 31, 2001, the fair value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.2 million, which is recorded in prepaid expenses and other current assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 8 - SEGMENT INFORMATION

Information on Segments:

                                                                  Three Months Ended
                                                                       March 31,
                                                               -------------------------
                                                                  2001           2000
                                                               ----------     ----------
                                                                      (Unaudited)
         Net Sales:
              Hunting/Shooting Sports                          $     77.4     $     82.8
              All Other                                              13.2           13.8
                                                               ----------     ----------
                   Consolidated Net Sales                      $     90.6     $     96.6
                                                               ==========     ==========

         EBITDA:
              Hunting/Shooting Sports                          $     12.1     $     13.4
              All Other                                               2.4            3.4
                                                               ----------     ----------
                   Consolidated EBITDA                         $     14.5     $     16.8
                                                               ==========     ==========

                                                                       (Unaudited)
                                                                 March 31,   December 31,
                                                                  2001            2000
                                                               ------------   ----------
         Assets:
              Hunting/Shooting Sports                          $    281.0     $    223.3
              All Other                                             142.4          139.8
                                                               ----------     ----------
                   Consolidated Assets                         $    423.4     $    363.1
                                                               ==========     ==========

Reconciliation of Reportable Segments:

                                                                  Three Months Ended
                                                                        March 31,
                                                                 ---------------------
                                                                   2001         2000
                                                                 --------     --------
                                                                        (Unaudited)
         Consolidated EBITDA                                     $   14.5     $   16.8

         Less:  Interest Expense                                      4.1          2.9
                   Depreciation and Amortization (1)                  4.3          4.0
                   Other Noncash Charges                              0.3          0.1
                                                                 --------     --------
                                                                      8.7          7.0
                                                                 --------     --------
         Consolidated Profit Before Income Taxes                 $    5.8     $    9.8
                                                                 ========     ========

(1) Excludes amortization of deferred financing costs of $0.4 in 2001 and 2000 which was included in interest expense.

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

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 March 31, 2001
                                   (Unaudited)

                                                     Combined
                                                     Guarantor                                            RACI Holding, Inc
ASSETS                                              Subsidiaries      Remington    Holding   Eliminations and Subsidiaries
                                                    ------------      ----------  ---------- ------------ -----------------
Current Assets                                        $    109.6      $    136.1  $      0.1  $       --     $    245.8
Receivable from Remington                                   17.8              --         8.0        25.8             --
Receivable from RA Factors, L.L.C                             --             4.7          --         4.7             --
Noncurrent Assets                                            3.6           292.3        93.4       211.7          177.6
                                                      ----------      ----------  ----------  ----------     ----------
            Total Assets                              $    131.0      $    433.1  $    101.5  $    242.2     $    423.4
                                                      ==========      ==========  ==========  ==========     ==========

LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
Current Liabilities                                   $     12.8      $     64.1                             $     76.9
Payable to RACI Holding, Inc.                                 --             8.0          --         8.0             --
Payable to RA Brands, L.L.C                                   --            22.6          --        22.6             --
Noncurrent Liabilities                                        --           245.0          --          --          245.0
Redeemable Shares                                             --              --         6.6          --            6.6
Shareholders' Equity                                       118.2            93.4        94.9       211.6           94.9
                                                      ----------      ----------  ----------  ----------     ----------
            Total Liabilities, Redeemable Shares
               and Shareholders' Equity               $    131.0      $    433.1  $    101.5  $    242.2     $    423.4
                                                      ==========      ==========  ==========  ==========     ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

                       RACI HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               December 31, 2000


                                                   Combined
                                                   Guarantor                                            RACI Holding, Inc
ASSETS                                            Subsidiaries  Remington     Holding    Eliminations    and Subsidiaries
                                                  ------------ -------------  --------- --------------- --------------------
Current Assets                                        $  53.3       $ 130.2     $  0.1         $     -              $ 183.6
Receivable from Remington                                63.5             -        7.7            71.2                    -
Noncurrent Assets                                         3.6         287.4       90.2           201.7                179.5
                                                  ------------ -------------  ------------------------- --------------------
           Total Assets                               $ 120.4       $ 417.6     $ 98.0         $ 272.9              $ 363.1
                                                  ============ =============  ========================= ====================

LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
Current Liabilities                                   $   8.9       $  58.8                                         $  67.7
Payable to RACI Holding, Inc.                               -           7.7          -             7.7                    -
Payable to RA Brands, L.L.C.                                -          15.6          -            15.6                    -
Payable to RA Factors, L.L.C.                               -          47.9          -            47.9                    -
Noncurrent Liabilities                                      -         197.4          -               -                197.4
Redeemable Shares                                           -             -        6.3               -                  6.3
Shareholders' Equity                                    111.5          90.2       91.7           201.7                 91.7
                                                  ------------ -------------  --------- --------------- --------------------
           Total Liabilities, Redeemable Shares
              and Shareholders' Equity                $ 120.4       $ 417.6     $ 98.0         $ 272.9              $ 363.1
                                                  ============ =============  ========= =============== ====================

                       RACI HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


                                            Combined
QUARTER ENDED                               Guarantor                                               RACI Holding, Inc
March 31, 2001 (Unaudited)                Subsidiaries      Remington      Holding   Eliminations    and Subsidiaries
--------------------------              ------------------ -------------  ---------- -------------- --------------------
Sales                                                 $ -        $ 90.6         $ -            $ -               $ 90.6
Gross Profit                                            -          29.7           -              -                 29.7
Royalty Income (Expense)                              6.8          (6.8)          -              -                    -
Factoring Income (Expense)                            3.2          (3.2)          -              -                    -
Income from Equity Investees                            -           6.7         3.6           10.3                    -
Net Income                                            6.7           3.6         3.6           10.3                  3.6


QUARTER ENDED                                                                                       RACI Holding, Inc
March 31, 2000 (Unaudited)                                  Remington      Holding   Eliminations    and Subsidiaries
--------------------------                                 -------------  ---------- -------------- --------------------
Sales                                                            $ 96.6         $ -            $ -               $ 96.6
Gross Profit                                                       32.3           -              -                 32.3
Income from Equity Investees                                          -         5.8            5.8                    -
Net Income                                                          5.8         5.8            5.8                  5.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations and other matters arising in the normal course of business. Under the Purchase Agreement, the Company generally bears financial responsibility for all product liability cases and claims relating to occurrences after the closing of the Acquisition, except for certain cases and claims relating to certain shotguns, all cases and claims relating to discontinued products and for limited other costs. Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to a fixed amount that has now been fully paid, with the Sellers retaining liability in excess of that amount and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial conditions or results of operations of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes of RACI Holding, Inc. ("Holding") and its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiaries, Remington International, Ltd., RA Brands, L.L.C. and RA Factors L.L.C. (together with Remington and Holding, the "Company") as of and for the quarter ended March 31, 2001, and with the Company's audited consolidated financial statements as of and for the year ended December 31, 2000, on file with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ended December 31, 2001, in part due to the seasonality of the Company's business.

BUSINESS TRENDS AND INITIATIVES

         The sale of hunting/shooting sports and fishing products depends on a number of factors related to the level of consumer spending including the general state of the economy and the willingness of consumers to spend on discretionary items. Management believes that the general level of economic activity significantly affects the demand for sporting goods products in the hunting/shooting sports and related markets. As economic activity slows, as it did in the fourth quarter of 2000, confidence and discretionary spending by consumers declines. Competitive pressures arising from any prolonged economic downturn could have a material adverse impact on the Company's financial condition, results of operation or cash flows.

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

         In light of market constraints on sales growth opportunities and the Company's working capital needs, the Company continues to focus on improving profitability by increasing brand name awareness, introducing new products and containing costs. Since 1996, the Company has undertaken a number of cost containment initiatives, strengthened the management team and invested capital to continue improvement in operating efficiencies at the manufacturing facilities. The Company's management team will continue to review all aspects of the Company's operations with a view towards controlling costs in response to competitive pressures.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2000

         Net Sales. Consolidated Net Sales for the quarter ended March 31, 2001 decreased $6.0 million or 6.2% from the quarter ended March 31, 2000 for the reasons discussed below. The following table compares net sales by segment for each of the periods ended March 31:

                                              Three Months Ended March 31,
                                ---------------------------------------------------------
                                                 Percent                      Percent
                                        2001    of Total             2000    of Total
                                ------------- -------------- ------------- --------------
Net Sales
  Hunting/Shooting Sports              $77.4       85%              $82.8       86%
  All Other                             13.2       15%               13.8       14%
                                ------------- -------------- ------------- --------------
     Consolidated Net Sales            $90.6      100%              $96.6      100%
                                ============= ============== ============= ==============

         Hunting/Shooting Sports net sales decreased $5.4 million or 6.5% in the first quarter of 2001 as compared to the same period in 2000. Firearm net sales of $49.9 million for the quarter ended March 31, 2001 increased $1.1 million or 2.3% from the quarter ended March 31, 2000, primarily as a result of higher sales volumes of new centerfire rifles partially offset by lower shotgun volumes. Ammunition net sales of $27.5 million for the quarter ended March 31, 2001 decreased $6.5 million or 19.1% from the same quarter in 2000, primarily resulting from lower sales volumes in all ammunition categories. The decrease in ammunition sales volume in 2001 is largely attributable to abnormally high shipments in the first quarter of 2000 combined with a decrease in demand for ammunition, which management believes has been caused by a number of factors relating to the current economic slowdown in 2001. Ammunition sales volumes in the first quarter of 2000 were impacted by the fulfillment of excess 1999 demand. The Company is also experiencing a softening in the demand for ammunition products. This softness may continue through 2001.

         Net sales of all other products, including fishline, accessories, targets and powder metal products decreased period over period by $0.6 million or 4.3%, primarily attributable to a decrease in sales volumes in the fishline, targets and powder metal products offset by new product introductions in accessory products, mainly gun safes and gun parts.

         Cost of Goods Sold. Cost of goods sold of $60.9 for the quarter ended March 31, 2001 decreased $3.4 million or 5.3% from the March 31, 2000 level of $64.3 million. The decrease was primarily attributable to the lower sales volumes in the ammunition and fishing product lines partially offset by the new product introductions in firearms and accessories. Cost of goods sold, as a percentage of sales for the first quarter of 2001 was 67.2%, 0.6% higher than for the same period in 2000.

         Operating Expenses. Operating expenses consist of selling, general and administrative expenses, research and development expense and other expense. Operating expenses for the quarter ended March 31, 2001 were $19.8 million, an increase of $0.2 million, or 1.0%, from $19.6 million for the same period in 2000.

         Selling, general and administrative expenses for the quarter ended March 31, 2001 were $17.5 million, an increase of $0.3 million, or 1.7% from $17.2 million for quarter ended March 31, 2000. The increase between the two periods was primarily attributable to start-up costs associated with the new distribution center, leased in Memphis, Tennessee, and higher bad debt provisions partially offset by lower variable administrative expenses.

         Interest Expense. Interest expense for the quarter ended March 31, 2001 was $4.1 million, an increase of $1.2 million, or 41.4%, from the same period ended March 31, 2000. The increase in interest expense between periods primarily resulted from an increase in average outstanding debt on the Company's New Revolving Credit Facility slightly offset by a decrease in the weighted average interest rates incurred.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. Net cash used in operating activities was $51.7 million and $47.7 million for the three-month periods ended March 31, 2001 and 2000, respectively. The increase in cash used in operating activities compared to the same period in 2001 resulted primarily from an increase in deferred tax assets combined with a decrease in earnings. Accounts receivable increased $56.1 million from December 31, 2000 to $107.5 million primarily as a result of approximately $58.1 million of firearm and ammunition sales on extended terms. These terms provide cash discount incentives and require payment by August and October 2001, respectively. Inventories increased $9.4 million from December 31, 2000 to $109.0 million as a result of the seasonality of the business. See "--Seasonality." Accounts payable decreased $2.7 million from December 31, 2000 to $22.2 million as a result of a planned decrease in spending. Net cash used in investing activities in the first three months of 2001 and 2000 were $0.9 million and $1.4 million, respectively, consisting of capital expenditures for equipment and improvement projects concentrated on enhancing the efficiency of existing facilities. Net cash provided by financing activities during the first three months of 2001 and 2000 were $51.1 million and $23.4 million, respectively. The increase in cash used in financing activities primarily resulted from higher borrowings under the new revolving credit facility, partially offset by a decrease in principal payments on outstanding indebtedness.

         Working Capital. Working capital increased to $168.9 million at March 31, 2001 from $115.9 million at December 31, 2000, primarily as a result of increases in accounts receivable and inventories and a decrease in accounts payable, partially offset by an increase in income taxes payable. See "--Cash Flows." The seasonality of the Company's business causes accounts receivable and inventories generally to be higher in the first three quarters of the year. See "--Seasonality." The Company continues to focus on working capital management, including the collection of accounts receivable, decreasing inventory levels to bring them in line with sales projections and management of accounts payable.

         Capital Expenditures. Capital expenditures for the three months ended March 31, 2001 were $0.9 million, principally for equipment and improvement projects concentrated on enhancing the efficiency of existing facilities. The Company expects capital expenditures for 2001 to be in a range of $8.5 million to $10.0 million.

         Liquidity. As of March 31, 2001, the Company had outstanding approximately $201.3 million of indebtedness, consisting of approximately $86.8 million ($86.9 million face amount) in the Notes, $111.5 million in New Revolving Credit Facility borrowings and $3.0 million in capital lease obligations. As of March 31, 2001 the Company also had aggregate letters of credit outstanding of $4.9 million.

         At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the New Credit Agreement. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the New Revolving Credit Facility, although no assurance can be given in this regard. The Company continues to focus on working capital management, including the collection of accounts receivable, decreasing inventory levels to bring them in line with sales projections and management of accounts payable.

         Credit Agreement. All borrowings under the New Credit Agreement are guaranteed by Holding, and are collateralized by substantially all of the assets of the Company. The Company may borrow up to $170.0 (including certain letters of credit) under the New Revolving Credit Facility through September 30, 2003. Financing costs paid in connection with the New Credit Agreement of $3.7 million were capitalized in 2000 and will be amortized over the remaining term of the New Credit Agreement.

         The obligations under the New Credit Agreement are guaranteed by Holding and are secured by a pledge of the Company's capital stock and by pledges of and security interests in substantially all the Company's property and assets including the Company's ownership interests in its subsidiaries RA Brands, L.L.C. and RA Factors L.L.C. The New Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of March 31, 2001, the Company was in compliance in all material respects with the financial covenants under the New Credit Agreement

         Loans under the New Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum ("ABR Loans"), or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). The Company's interest rate margin for the first six months under the New Credit Agreement was set at 1.0% and 2.0% for ABR Loans and Eurodollar Loans, respectively. As a result of the Company's performance, on October 31, 2000, the interest rate margin and commitment fees were reduced 0.5% and 0.125%, respectively. Effective March 28, 2001, the interest rate margin and commitment fees were increased 0.25% and 0.125%, respectively, as a result of the consolidated leverage ratio at December 31, 2000. Each quarter the interest rate margin will be subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the New Revolving Credit Facility and can be reduced up to 0.125% based upon the same financial performance measures. Mandatory prepayments of borrowings may be required under the New Credit Agreement upon the occurrence of certain changes in control.


SEASONALITY

         The Company produces and markets a broad range of firearms and ammunition products used in various shooting sports. Several models of the Company's shotguns and several types of ammunition are intended for target shooting that generally occurs in the "off season." The majority of the Company's firearms and ammunition products, however, are manufactured for hunting use. As a result, sales of the Company's products are seasonal and concentrated toward the fall hunting season. The Company follows the industry practice of selling firearms pursuant to a "dating" plan allowing the customer to buy the products commencing at the beginning of the Company's dating plan year and pay for them on extended terms. As a competitive measure, the Company also began offering extended payment terms on select ammunition purchases. The Company believes that this dating plan has partially offset the seasonality of the Company's business by shifting some firearm and ammunition sales to the first quarter.

REGULATORY DEVELOPMENTS

         The federal Brady Handgun Violence Prevention Act of 1993 (the "Brady Bill"), which was extended in 1998 to include shotguns and rifles, mandates a national system of instant background checks for all firearm purchases from federally-licensed firearms retail dealers. Federal legislation has been proposed to further extend this system to sales made by non-retail sellers at gun shows.

         State and local laws and regulations vary significantly in the level of restrictions they place on gun manufacture, ownership and transfer. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Certain states have enacted, or considered, legislation regarding the sale of locking devices together with firearms; although most are limited to handguns, some would apply to Remington shotguns and rifles. Although many states have mandatory waiting period laws in effect for handguns, there are currently few restrictive state regulations applicable to handgun ammunition. The Company's current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of "assault weapons."

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation: (i) the statement in "Business Trends and Initiatives" concerning the Company's belief that the general level of economic activity significantly affects the demand for sporting goods products in the hunting/shooting sports and related markets; (ii) the statement in "Business Trends and Initiatives" that the Company's management will continue to review the Company's operations with a view towards controlling costs in response to competitive pressures; (iii) the statement in "Results of Operations" that the softness in demand for ammunition products may continue through 2001; ); (iv) the statements in "-Liquidity and Capital Resources - Cash Flows" concerning the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the New Revolving

Credit Facility; (v) the statement in "Liquidity and Capital Resources - Capital Expenditures" that the Company expects capital expenditures for 2001 to be in a range of $8.5 million to $10 million; (vi) the Company's statements in "Quantitative and Qualitative Disclosures About Market Risk" concerning the Company's belief that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company and that it does not have a material exposure to fluctuations in foreign currencies; (vii) the statements in "Legal Proceedings" concerning the Company's belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company; and (viii) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

         Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Results of Operations for the Three Month Period Ended March 31, 2001 as Compared to the Three Month Period Ended March 31, 2000", "-Liquidity and Capital Resources" and "Legal Proceedings"), in the Company's Annual Report on Form 10-K for the period ended December 31, 2000, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of March 31, 2001. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company's products. At March 31, 2001, the fair value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.2 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes.

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

         As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of March 31, 2001, approximately 15 individual bodily injury cases and claims were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, some of these cases seek punitive as well as compensatory damages. Of these pending individual cases, approximately one involves matters for which the Sellers retained liability and are required to indemnify the Company. The remaining pending cases involve post-Acquisition occurrences for which the Company bears responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of two of these cases involving certain shotguns, as described below. One of the pending cases or claims for which Remington bears financial responsibility involves the accidental fatal shooting with a Remington Model 700 bolt action rifle of a nine-year-old boy by his mother after a hunting trip in Montana. Although no lawsuit has been filed as of May 1, 2001, this incident has been the subject of repeated local and national media attention. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

         As a manufacturer of shotguns and rifles, Remington has been named in only three of the approximately 30 actions brought by certain municipalities, primarily against manufacturers and sellers of handguns: (i) City of - Boston, et al. v. Smith & Wesson, et al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct.. E.D. Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.).

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

         The City of St. Louis makes claims similar to those in the City of Boston litigation and seeks punitive as well as compensatory damages. The First Amended Complaint naming Remington was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the United States District Court for the Eastern District of Missouri by third-party defendant, Denel (Pty) Ltd., a firearms manufacturer majority-owned by the Republic of South Africa. Removal was made pursuant to Title 28, section 1330, of the United States Code, as an action involving a foreign state. As of May 1, 2001 the City's motion to remand and the manufacturing defendants' fully-briefed motion to dismiss were pending before the District Court.

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

         The Federal Trade Commission and the attorneys general of several states have instituted investigations into allegations of anticompetitive retaliation against Smith & Wesson by other participants in the firearms industry. To date, Remington has received and replied to civil investigative demands and subpoenae duces tecum and other discovery requests from the State of Connecticut and the Federal Trade Commission. Remington, which makes only long guns, does not compete with Smith & Wesson, which makes handguns.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 27, 2001, the Company sold 1,144 redeemable shares of Common Stock to management for an aggregate cash price of $205,920 under the RACI Holding, Inc. Stock Incentive Plan. In addition, the Company issued 256 redeemable deferred shares to management under the Plan in lieu of incentive compensation of $46,080. Each redeemable deferred share entitles the holder to one share of Common Stock after a deferral period. The offering of shares and deferred shares was exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1     Form of Management Stock Option Agreement.

         10.2     Form of Management Stock Subscription Agreement.

         99.1     Reconciliation of Net Income to EBITDA.


(b) Reports on Form 8-K

         During the quarter ended March 31, 2001, the Company filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RACI HOLDING, INC.


                                                /s/ Mark A. Little
                                      --------------------------------------
                                                  Mark A. Little
                                      Executive Vice President, Chief Financial
                                      Officer and Chief Administrative Officer
                                      (Principal Financial Officer)





May 10, 2001

                                INDEX TO EXHIBITS



Exhibit No.     Description
-----------     -----------

10.1            Form of Management Stock Option Agreement.

10.2            Form of Management Stock Subscription Agreement.

99.1            Reconciliation of Net Income to EBITDA.