Form 10-Q
period 2001-06-30
RACI HOLDING INC
filed 2001-07-24
CIK 917676

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to  _____

                      Commission file number:   333-4520

                              RACI HOLDING, INC.
            (Exact name of registrant as specified in its charter)

                           Delaware                                                      51-0350929
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

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

     Yes  [X]    No  [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $.01 per share, outstanding at July 24, 2001 763,050 shares

Class B Common Stock, par value $.01 per share, outstanding at July 24, 2001 0 shares

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1. Financial Statements

                      RACI Holding, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                 (Dollars in Millions, Except Per Share Data)

                                                                                          Unaudited
                                                                          -----------------------------------------
                                                                              June 30,              December 31,
                                                                                2001                    2000
                                                                          ------------------      -----------------
ASSETS
------
Current Assets
--------------
Cash and Cash Equivalents                                                 $             2.6       $            2.7
Accounts Receivable Trade - net                                                        87.3                   51.4
Inventories                                                                           108.5                   99.6
Supplies                                                                               11.9                   12.1
Prepaid Expenses and Other Current Assets                                               5.1                    7.7
Deferred Income Taxes                                                                  10.9                   10.1
                                                                          ------------------      -----------------
  Total Current Assets                                                                226.3                  183.6

Property, Plant and Equipment - net                                                    85.5                   91.5
Intangibles and Debt Issuance Costs - net                                              81.8                   83.8
Deferred Income Taxes                                                                   5.1                    3.2
Other Noncurrent Assets                                                                 1.4                    1.0
                                                                          ------------------      -----------------
  Total Assets                                                            $           400.1       $          363.1
                                                                          ==================      =================

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Current Liabilities
-------------------
Accounts Payable                                                          $            22.2       $           24.9
Book Overdraft                                                                          6.2                    1.2
Short-Term Debt                                                                         0.6                    1.4
Current Portion of Long-Term Debt                                                       1.3                    1.3
Product and Environmental Liabilities                                                   2.3                    2.1
Income Taxes                                                                              -                    0.3
Other Accrued Liabilities                                                              33.8                   36.5
                                                                          ------------------      -----------------
  Total Current Liabilities                                                            66.4                   67.7

Long-Term Debt                                                                        187.1                  153.3
Retiree Benefits                                                                       33.8                   34.7
Product and Environmental Liabilities                                                   9.4                    9.4
Other Long-Term Liabilities                                                             0.3                      -
                                                                          ------------------      -----------------
  Total Liabilities                                                                   297.0                  265.1

Redeemable Deferred Shares of Class A Common Stock, par value $.01;
   26,362 and 25,718 issued at June 30, 2001
  and December 31, 2000, respectively                                                   5.4                    5.3
Redeemable Shares of Class A Common Stock, par
   value $.01; 6,226 and 5,082 issued at June 30, 2001
   and December 31, 2000, respectively                                                  1.2                    1.0

Commitments and Contingencies

Shareholders' Equity
--------------------
Class A Common Stock, par value $.01; 1,250,000 shares authorized, 763,050 issued and outstanding at June 30, 2001
   and December 31, 2000, respectively                                                    -                      -
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                                                -                      -
Paid in Capital                                                                        76.6                   76.6
Accumulated Other Comprehensive Loss                                                   (0.3)                     -
Retained Earnings                                                                      20.2                   15.1
                                                                          ------------------      -----------------
      Total Shareholders' Equity                                                       96.5                   91.7
                                                                          ------------------      -----------------
  Total Liabilities, Redeemable Shares and Shareholders' Equity           $           400.1       $          363.1
                                                                          ==================      =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      RACI Holding, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                 (Dollars in Millions, Except Per Share Data)

                                                     -----------------------------------------------------------------------------
                                                                                      Unaudited
                                                     -----------------------------------------------------------------------------
                                                           Quarter Ended June 30,                    Year-to-Date June 30,
                                                     ------------------------------------     ------------------------------------
                                                          2001                2000                 2001                2000
                                                     ----------------    ----------------     ----------------   -----------------
Sales  (1)                                           $          86.7     $         101.5      $         177.3    $          198.1

Cost of Goods Sold                                              62.9                68.1                123.8               132.4
                                                     ----------------    ----------------     ----------------   -----------------

     Gross Profit                                               23.8                33.4                 53.5                65.7

Selling, General and Administrative
  Expenses                                                      15.0                18.7                 32.5                35.9

Research and Development Expenses                                1.4                 1.6                  2.9                 3.3

Other Expense                                                    0.7                 7.0                  1.5                 7.7
                                                     ----------------    ----------------     ----------------   -----------------

     Operating Profit                                            6.7                 6.1                 16.6                18.8

Interest Expense                                                 4.2                 4.4                  8.3                 7.3
                                                     ----------------    ----------------     ----------------   -----------------

     Profit Before Income Taxes                                  2.5                 1.7                  8.3                11.5

Provision for Income Taxes                                       1.0                 0.7                  3.2                 4.7
                                                     ----------------    ----------------     ----------------   -----------------

     Net Income                                      $           1.5     $           1.0      $           5.1    $            6.8
                                                     ================    ================     ================   =================

Per Share Data:

     Basic Income Per Share                          $          1.89     $          1.26      $          6.42    $           8.59
                                                     ================    ================     ===============    =================
     Diluted Income Per Share                        $          1.85     $          1.22      $          6.29    $           8.32
                                                     ================    ================     ================   =================

Dividend per Common and Redeemable Share             $             -     $         63.93      $             -    $          63.93
                                                     ================    ================     ================   =================


(1) Sales are presented net of Federal Excise Taxes of $7.1 and $8.8 for the quarter and $14.5 and $16.8 for the year-to-date periods ended June 30, 2001 and 2000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      RACI Holding, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in Millions)

                                                                          ----------------------------------
                                                                                      Unaudited
                                                                          ----------------------------------
                                                                                 Year-To-Date June 30,
                                                                          ----------------------------------
                                                                              2001                 2000
                                                                          -------------         ------------
Operating Activities

     Net Cash used in Operating Activities                                $       (36.3)        $      (42.2)
                                                                          -------------         ------------

Investing Activities

            Capital Expenditures                                                   (1.8)                (4.6)
                                                                          -------------         ------------

     Net Cash used in Investing Activities                                         (1.8)                (4.6)
                                                                          -------------         ------------


Financing Activities

            Net Borrowings under Revolving Credit Facility                         34.5                101.0
            Cash Dividends Paid                                                       -                (48.6)
            Principal Payments on Long-Term Debt                                   (0.7)               (28.1)
            Book Overdraft                                                          5.0                  0.1
            Net Payments on Short-Term Debt                                        (0.8)                 0.8
            Debt Issuance Costs                                                       -                 (3.4)
                                                                          -------------         ------------

     Net Cash provided by Financing Activities                                     38.0                 21.8
                                                                          -------------         ------------

Decrease in Cash and Cash Equivalents                                              (0.1)               (25.0)
Cash and Cash Equivalents at Beginning of Period                                    2.7                 26.3
                                                                          -------------         ------------
Cash and Cash Equivalents at End of Period                                $         2.6         $        1.3
                                                                          =============         ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      RACI Holding, Inc. and Subsidiaries
  Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
                                    Income
                             (Dollars in Millions)
                                  (Unaudited)

                                                                               Accumulated
                                                                                  Other                                Total
                                                            Paid-in           Comprehensive        Retained        Shareholders'
                                                            Capital              Income            Earnings            Equity
                                                        ---------------      --------------      --------------     --------------
         Balance, December 31, 2000                     $         76.6       $           -       $        15.1      $        91.7
                                                        ---------------      --------------      --------------     --------------

            Comprehensive Net Income (Loss):
             Net Income                                              -                   -                 5.1                5.1
             Other comprehensive income:
              Cumulative effect adjustment of
                SFAS 133 adoption, net of tax
                effect of $0.1                                       -                (0.2)                  -               (0.2)
              Net derivative losses, net of tax
                effect of $0.1                                       -                (0.3)                  -               (0.3)
              Net derivative losses relassified
                as earnings                                          -                 0.2                   -                0.2
                                                        ---------------      --------------      --------------     --------------
            Total Other Comprehensive Net Income (Loss)              -                (0.3)                5.1                4.8
                                                        ---------------      --------------      --------------     --------------

         Balance, June 30, 2001                         $         76.6       $        (0.3)      $        20.2      $        96.5
                                                        ===============      ==============      ==============     ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


Note 1 - Basis of Presentation
------------------------------

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

     The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     Pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), on December 1, 1993, the Company acquired certain assets and assumed certain liabilities (the "Acquisition") of the sporting goods business formerly operated by E. I. du Pont de Nemours and Company ("DuPont") and one of DuPont's subsidiaries (together with DuPont, the "Sellers").

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of RACI Holding, Inc. and Subsidiaries as of and for the year ended December 31, 2000.


Note 2 - Inventories
--------------------

     Inventories consisted of the following at:

                                                   (Unaudited)
                                                   -----------
                                          June 30,            December 31,
                                            2001                 2000
                                         ----------           -----------

        Raw Materials                    $     13.9           $      17.6
        Semi-Finished Products                 19.3                  23.3
        Finished Product                       75.3                  58.7
                                         ----------           -----------
             Total                       $    108.5           $      99.6
                                         ==========           ===========


Note 3 - Long-Term Debt
-----------------------

  Long-term debt consisted of the following at:

                                                      (Unaudited)
                                                      -----------
                                                 June 30,       December 31,
                                                   2001             2000
                                                 --------       ------------
        Revolving Credit Facility                $   99.0       $       64.5
        9.5% Senior Subordinated Notes due 2003      86.8               86.8
        Capital Lease Obligations                     2.6                3.3
                                                 --------       ------------
                  Subtotal                       $  188.4       $      154.6
        Less: Current Portion                         1.3                1.3
                                                 --------       ------------
                  Total                          $  187.1       $      153.3
                                                 ========       ============

     On April 28, 2000, the Company entered into an amended and restated credit agreement with certain lending institutions (the "Credit Agreement") that provides for aggregate borrowings of $170 million under a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except per Share Data)


revolving credit facility (the "Revolving Credit Facility"). Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum ("ABR Loans"), or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). The Company's interest rate margin for the first six months under the Credit Agreement was set at 1.0% and 2.0% for ABR Loans and Eurodollar Loans, respectively. As a result of the Company's performance, on October 31, 2000, the interest rate margin and commitment fees were reduced 0.5% and 0.125%, respectively. Effective March 28, 2001, the interest rate margin and commitment fees were increased 0.25% and 0.125%, respectively, as a result of the consolidated leverage ratio at December 31, 2000. Each quarter the interest rate margin will be subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility and can be reduced up to 0.125% based upon the same financial performance measures. The occurrence of certain changes in control is an event of default under the Credit Agreement.


Note 4 - Income Per Share
-------------------------

     The basic and diluted income per share was determined as follows:

                                                                                    (Unaudited)
                                                                                    -----------
                                                                Three Months Ended               Six Months Ended
                                                                ------------------               ----------------
                                                                     June 30,                        June 30,
                                                                     --------                        --------
                                                               2001         2000           2001            2000
                                                               ----         ----           ----            ----
Basic Income Per Share:
   Net Income Available to Common Shareholders               $    1.5       $    1.0        $     5.1     $     6.8
   Weighted Average Common Shares                             795,622        793,850          794,766       792,008
        Basic Income  Per Share                              $   1.89       $   1.26        $    6.42     $    8.59

Diluted Income Per Share:
   Net Income Available to Common Shareholders               $    1.5       $    1.0        $     5.1     $     6.8
   Weighted Average Common Shares                             795,622        793,850          794,766       792,008
   Effect of Outstanding Options                               16,096         24,861           16,096        24,952
   Weighted Average Common Shares and Dilutive
   Potential Common Stock                                     811,718        818,711          810,862       816,960
        Diluted Income Per Share                             $   1.85       $   1.22        $    6.29     $    8.32
        Options Outstanding at June 30,                        73,696         69,553           73,696        69,553


Note 5 - Stock Purchase and Option Plans
----------------------------------------

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


Note 6 - Redeemable Class A Common Stock
----------------------------------------

     Certain employees and key management of Holding who hold or have the right to receive (ie: deferred shares) Class A common stock may require Holding to repurchase, under certain conditions, (death, disability or retirement at normal retirement age) all of the shares. This repurchase right terminates upon the consummation of an initial equity public offering of Holding's Class A common stock. In connection with the redemption feature described above, Holding has classified outside of permanent equity an amount representing the initial fair value of the redeemable shares. As of June 30, 2001, the redeemable value would be approximately $5.9 million. These shares have not been marked to market since the events of redemption are considered remote.

Note 7 - Accounting for Derivatives and Hedging Activities
----------------------------------------------------------

     The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. On January 1, 2001, the Company held call options and zero cost collars for the purchase of copper and lead, which are designated as cash flow hedging instruments. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $0.2 in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. Gains of $0.2 and losses of $0.2 on derivatives that had been previously deferred netted to result in no derecognition from the balance sheet through a net-of-tax cumulative-effect-type adjustment. The Company expects to reclassify as earnings during the next twelve months $0.2 from the transition adjustment that was recorded in accumulated other comprehensive income. Net losses of $0.2 and $0.3 on derivative instruments were reclassified to earnings and recorded in accumulated other comprehensive income (loss), respectively, during the year-to-date period ended June 30, 2001.

     Effective with the adoption of SFAS 133, all derivatives were recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge) or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, including losses or gains on firm commitments, are recorded in current-period earnings. Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Earnings are affected by the variability of cash flows when periodic settlements on variable-rate assets or liabilities are recorded in earnings.

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

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

     The Company is engaged in the design, manufacture and sale of sporting goods products for the hunting, shooting sports and fishing markets. The Company's activities expose it to a variety of market risks, including the effects of changes in interest rates and commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company's risk-management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company is currently not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of June 30, 2001.

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

     The Company purchases copper and lead futures and options contracts to hedge against price fluctuations of anticipated commodity purchases. The futures and options contracts limit the unfavorable affect that price increases will have on metal purchases, and the futures contracts likewise limit the favorable affect of price declines. At June 30, 2001, the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date have no significant fair market value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)



Note 8 - Segment Information
----------------------------

Information on Segments:

                                                                                       (Unaudited)
                                                                                       -----------
                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30,                            June 30,
                                                              ---------------------                  ------------------
                                                                2001              2000             2001               2000
                                                            -------------       --------       ------------       -----------
     Net Sales:
          Hunting/Shooting Sports                           $        76.1       $   89.9       $      153.5       $     172.7
          All Other                                                  10.6           11.6               23.8              25.4
                                                            -------------       --------       ------------       -----------
               Consolidated Net Sales                       $        86.7       $  101.5             $177.3       $     198.1
                                                            =============       ========       ============       ===========
     EBITDA:
          Hunting/Shooting Sports                           $         9.6       $   14.8       $       21.7       $      28.4
          All Other                                                   1.8            1.7                4.2               4.9
                                                            -------------       --------       ------------       -----------
               Consolidated EBITDA                          $        11.4       $   16.5       $       25.9       $      33.3
                                                            =============       ========       ============       ===========

                                                                                                 June 30,           December 31,
                                                                                                   2001                2000
                                                                                               ---------          -----------
     Assets:
          Hunting/Shooting Sports                                                              $   262.4          $    223.3
          All Other                                                                                137.7               139.8
                                                                                               ---------          ----------
               Consolidated Assets                                                             $   400.1          $    363.1
                                                                                               =========          ==========

Reconciliation of Reportable Segments:

                                                                                       (Unaudited)
                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                       June 30,
                                                                   ------------------------        -------------------------
                                                                     2001            2000             2001            2000
                                                                   --------       ----------       ----------       --------
     Consolidated EBITDA                                           $   11.4       $     16.5       $     25.9       $   33.3

     Less:  Interest Expense                                            4.2              4.4              8.3            7.3
               Depreciation and Amortization (1)                        4.3              4.0              8.6            8.0
               Other Noncash Charges                                    0.2              0.3              0.5            0.4
               Nonrecurring and Restructuring Items                     0.2                -              0.2              -
               Special Payment                                            -              6.1                -            6.1
                                                                   --------       ----------       ----------       --------
                                                                        8.9             14.8             17.6           21.8
                                                                   --------       ----------       ----------       --------
     Consolidated Profit Before Income Taxes                       $    2.5       $      1.7       $      8.3       $   11.5
                                                                   ========       ==========       ==========       ========


(1) Excludes amortization of deferred financing costs of $0.5 for the quarter ended June 30, 2001 and amortization of deferred financing costs of $0.4 and loss on early extinguishment of debt of $0.3 for the quarter ended June 30, 2000 and $0.9 amortization of deferred financing costs for the year to date period ended June 30, 2001 and $0.8 amortization of deferred financing costs and $0.3 loss on early extinguishment of debt for the year-to-date period ended June 30, 2000, which were included in interest expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


Note 9 - Financial Position and Results of Operations of Holding and Remington
------------------------------------------------------------------------------

     The following condensed consolidating financial data provides information regarding the financial position and results of operations of Holding and its wholly owned subsidiary, Remington, including Remington's wholly owned subsidiaries Remington International, Ltd., RA Brands, L.L.C. and RA Factors, L.L.C. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company's public securities, Remington's 9.5% Senior Subordinated Notes due 2003 (the "Notes"). Further, the Notes are fully and unconditionally guaranteed by Holding and the subsidiaries of Remington, other than Remington International, Ltd., which has no significant operations.


                      RACI HOLDING, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
                                 June 30, 2001

                                               Combined
                                              Guarantor                                                      RACI Holding, Inc
ASSETS                                       Subsidiaries       Remington     Holding         Eliminations    and Subsidiaries
------                                       ------------       ---------   -----------       ------------   -----------------
Current Assets                               $     73.1        $   153.2    $                $        -       $    226.3
Receivable from Remington                          48.0                -            8.1            56.1                -
Noncurrent Assets                                   3.5            294.9           95.0           219.6            173.8
                                             ----------        ---------    -----------      ----------       ----------
                  Total Assets               $    124.6        $   448.1    $     103.1      $    275.7       $    400.1
                                             ==========        =========    ===========      ==========       ==========
LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
------------------------
Current Liabilities                          $        -        $    66.4    $         -      $        -       $     66.4
Payable to RACI Holding, Inc.                         -              8.1              -             8.1                -
Payable to RA Brands, L.L.C.                          -             29.4              -            29.4                -
Payable to RA Factors, L.L.C.                         -             18.6              -            18.6                -
Noncurrent Liabilities                                -            230.6              -               -            230.6
Redeemable Shares                                     -                -            6.6               -              6.6
Shareholders' Equity                              124.6             95.0           96.5           219.6             96.5
                                             ----------        ---------    -----------      ----------       ----------
     Total Liabilities, Redeemable Shares
           and Shareholders' Equity          $    124.6        $   448.1    $     103.1      $    275.7       $    400.1
                                             ==========        =========    ===========      ==========       ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)



                      RACI HOLDING, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
                               December 31, 2000

                                                       Combined
                                                       Guarantor                                                RACI Holding, Inc
ASSETS                                                Subsidiaries      Remington     Holding    Eliminations    and Subsidiaries
------                                               --------------    -----------   ---------  --------------  ------------------
Current Assets                                       $          53.3  $     130.2    $    0.1   $         -     $         183.6
Receivable from Remington                                       63.5            -         7.7           71.2                 -
Noncurrent Assets                                                3.6        287.4        90.2          201.7              179.5
                                                     ---------------  -----------    --------   ------------    ---------------
                         Total Assets                $         120.4  $     417.6    $   98.0   $      272.9    $         363.1
                                                     ===============  ===========    ========   ============    ===============

LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
------------------------
Current Liabilities                                  $           8.9  $      58.8    $     -    $         -     $          67.7
Payable to RACI Holding, Inc.                                     -           7.7          -             7.7                 -
Payable to RA Brands, L.L.C.                                      -          15.6          -            15.6                 -
Payable to RA Factors, L.L.C.                                     -          47.9          -            47.9                 -
Noncurrent Liabilities                                            -         197.4          -              -               197.4
Redeemable Shares                                                 -            -          6.3             -                 6.3
Shareholders' Equity                                           111.5         90.2        91.7          201.7               91.7
                                                     ---------------  -----------    --------   ------------    ---------------
         Total Liabilities, Redeemable Shares
               and Shareholders' Equity              $         120.4  $     417.6    $   98.0   $      272.9    $         363.1
                                                     ===============  ===========    ========   ============    ===============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                      RACI HOLDING, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                               Combined
QUARTER ENDED                                 Guarantor                                               RACI Holding, Inc
June 30, 2001                                Subsidiaries   Remington     Holding     Eliminations    and Subsidiaries
---------------------------------           -------------  -----------  -----------  --------------  -------------------
Sales                                       $          -   $      86.7  $        -   $           -   $             86.7
Gross Profit                                           -          23.8           -               -                 23.8
Royalty Income (Expense)                              6.5         (6.5)          -               -                   -
Factoring Income (Expense)                            2.9         (2.9)          -               -                   -
Income from Equity Investees                           -           6.4          1.5             7.9                  -
Net Income                                            6.4          1.5          1.5             7.9                 1.5


QUARTER ENDED                                                                                         RACI Holding, Inc
June 30, 2000                                               Remington     Holding     Eliminations    and Subsidiaries
---------------------------------                          -----------  -----------  --------------  -------------------
Sales                                                      $     101.5  $        -   $           -   $            101.5
Gross Profit                                                      33.4           -               -                 33.4
Income from Equity Investees                                        -           1.0             1.0                  -
Net Income                                                         1.0          1.0             1.0                 1.0


                                               Combined
SIX MONTHS ENDED                              Guarantor                                               RACI Holding, Inc
June 30, 2001                                Subsidiaries   Remington     Holding     Eliminations    and Subsidiaries
---------------------------------           -------------  -----------  -----------  --------------  -------------------
Sales                                       $          -   $     177.3  $        -   $               $            177.3
Gross Profit                                           -          53.5           -               -                 53.5
Royalty Income (Expense)                             13.3        (13.3)          -               -                   -
Factoring Income (Expense)                            6.1         (6.1)          -               -                   -
Income from Equity Investees                           -          13.1          5.1            18.2                  -
Net Income                                           13.1          5.1          5.1            18.2                 5.1

SIX MONTHS ENDED                                                                                      RACI Holding, Inc
June 30, 2000                                               Remington     Holding     Eliminations    and Subsidiaries
---------------------------------                          -----------  -----------  --------------  -------------------
Sales                                                      $     198.1    $      -    $              $            198.1
Gross Profit                                                      65.7           -               -                 65.7
Income from Equity Investees                                        -           6.8             6.8                  -
Net Income                                                         6.8          6.8             6.8                 6.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                      RACI HOLDING, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 June 30, 2001


                                                          Combined
                                                          Guarantor                                              RACI Holding, Inc
                                                        Subsidiaries    Remington    Holding     Eliminations    and Subsidiaries
                                                       --------------  ----------- -----------  --------------  ------------------
Operating Activities
     Net Cash Provided (Used) in Operating Activities   $      0.3      $   (36.6) $      -      $        -     $         (36.3)

Investing Activities
  Capital Expenditures                                         -             (1.8)        -               -                (1.8)
                                                        ----------      ---------  -----------   ------------    ---------------
     Net Cash Used in Investing Activities                     -             (1.8)        -               -                (1.8)

Financing Activities
  Net Borrowings under Revolving Credit Facility                -            34.5         -               -                34.5
  Principal Payments on Long-Term Debt                          -            (0.7)        -               -                (0.7)
  Book Overdraft                                                -             5.0         -               -                 5.0
  Net Payments on Short-Term Debt                               -            (0.8)        -               -                (0.8)
                                                        ----------      ---------  -----------   ------------    --------------
     Net Cash Provided in Financing Activities                  -            38.0         -               -                38.0

Increase (Decrease) in Cash and Cash Equivalents               0.3           (0.4)        -               -                (0.1)
Cash and Cash Equivalents at Beginning of Period                -             2.7         -               -                 2.7
                                                        ----------      ---------- -----------   ------------    ---------------
Cash and Cash Equivalents at End of Period              $      0.3      $     2.3  $      -      $        -      $          2.6
                                                        ==========      ========== ===========   ============    ===============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                      RACI HOLDING, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 June 30, 2000


                                                                                                             RACI Holding, Inc
                                                                  Remington     Holding     Eliminations      and Subsidiaries
                                                                 -----------  -----------  --------------  ---------------------
Operating Activities

     Net Cash Provided (Used) in Operating Activities            $    (42.2)  $       -    $          -     $            (42.2)

Investing Activities

  Dividends Received, Net of Shareholder Loans                                      48.6            48.6

  Capital Expenditures                                                 (4.6)          -               -                   (4.6)
                                                                 ----------   -----------  --------------   ------------------
     Net Cash Used in Investing Activities                             (4.6)        48.6            48.6                  (4.6)

Financing Activities

  Net Borrowings under Revolving Credit Facility                      101.0           -               -                  101.0

  Dividends Paid, Net of Shareholder Loans                            (48.6)       (48.6)          (48.6)                (48.6)

  Principal Payments on Long-Term Debt                                (28.1)          -               -                  (28.1)

  Book Overdraft                                                        0.1           -               -                    0.1

  Debt Issuance Costs                                                  (3.4)                                              (3.4)

  Net Payments on Short-Term Debt                                       0.8           -               -                    0.8
                                                                 ----------   -----------  --------------   ------------------
     Net Cash Provided in Financing Activities                         21.8           -               -                   21.8

Increase (Decrease) in Cash and Cash Equivalents                      (25.0)          -               -                  (25.0)
Cash and Cash Equivalents at Beginning of Period                       26.3           -               -                   26.3
                                                                 ----------   -----------  --------------   ------------------
Cash and Cash Equivalents at End of Period                       $      1.3   $       -    $          -     $              1.3
                                                                 ==========   ===========  ==============   ==================



Note 10 - Commitments and Contingencies
---------------------------------------

     The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations and other matters arising in the normal course of business. Under the Asset Purchase Agreement, the Company generally bears financial responsibility for all product liability cases and claims relating to occurrences after the closing of the Acquisition, except for certain cases and claims relating to certain shotguns and for all cases and claims relating to discontinued products. Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to an amount that has now been fully paid, with the Sellers retaining liability in excess of that amount and indemnifying the Company in respect of such liabilities, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial conditions or results of operations of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, its accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


condition or results of operations of the Company. Nonetheless, in part because of the nature and extent of liability based on the manufacture and/or sale of allegedly defective products (particularly in connection with the use of firearms) is uncertain, there can be no assurance that the Company's resources will be adequate to cover both pending and future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

Note 11 - Statements of Financial Accounting Standards Not Yet Adopted
----------------------------------------------------------------------

     On June 29, 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, which are required to be adopted by the Company at the beginning of 2002. Management is currently evaluating the effects of these Statements, however, the Company has recorded amortization related to its goodwill and identifiable intangible assets of $1.2 million for the six months ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes of RACI Holding, Inc. ("Holding") and its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiaries, Remington International, Ltd., RA Brands, L.L.C. and RA Factors L.L.C. (together with Remington and Holding, the "Company") as of and for the quarter ended June 30, 2001, and with the Company's audited consolidated financial statements as of and for the year ended December 31, 2000, on file with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ended December 31, 2001, in part due to the seasonality of the Company's business.

Business Trends and Initiatives

     The sale of hunting/shooting sports and fishing products depends on a number of factors related to the general state of the economy and the willingness of consumers to spend on discretionary items. Management believes that the general level of economic activity significantly affects the demand for sporting goods products in the hunting/shooting sports and related markets. As economic activity slows, as it did beginning in the fourth quarter of 2000 and has continued to do through the first six months of 2001, confidence and discretionary spending by consumers declines. Competitive pressures arising from any prolonged economic downturn could have a material adverse impact on the Company's financial condition, results of operation or cash flows.

     Although the Company believes that regulation of firearms and ammunition, and consumer concerns about such regulation, have not had a significant influence on the market for its firearms and ammunition products for the periods presented herein, there can be no assurance that the regulation of firearms and ammunition will not become more restrictive in the future. More restrictive regulation could adversely affect the Company and the market for its firearms and ammunition products. See "-Regulatory Developments" and "Legal Proceedings."

The Company believes that the market for hunting/shooting sports products is stable and mature. In light of modest sales growth opportunities and the Company's working capital seasonality, the Company continues to focus on improving profitability through increased efficiency and cost containment.
Since 1996, the Company has undertaken a number of working capital management and cost containment initiatives, strengthened the management team and invested capital to continue improvement in operating efficiencies at its manufacturing facilities. The Company's management team will continue to review all aspects of the Company's operations with a view towards controlling costs in response to competitive pressures. The Company is also focused on maintaining its preeminent market position through increased brand awareness, ongoing product innovation and the introduction of new products.


Results of Operations for the Three and Six Month Periods Ended June 30, 2001 as Compared to the Three and Six Month Periods Ended June 30, 2000

     Sales. Consolidated sales for the quarter ended June 30, 2001 decreased
     -----
$14.8 million or 14.6% from the quarter ended June 30, 2000 and consolidated sales for the first six months of the year decreased $20.8 million or 10.5% from the same period in 2000. The following tables compare sales by segment for each of the periods ended June 30:

                                                        Three Months Ended June 30,
                                    -----------------------------------------------------------------
                                                        Percent                          Percent
                                          2001          of Total           2000          of Total
                                    -----------------------------------------------------------------
Net Sales
  Hunting/Shooting Sports              $  76.1            88%         $    89.9            89%
  All Other                               10.6            12%              11.6            11%
                                    -----------------------------------------------------------------
     Consolidated Net Sales            $  86.7           100%         $   101.5           100%
                                    =================================================================

                                                         Six Months Ended June 30,
                                    -----------------------------------------------------------------
                                                        Percent                          Percent
                                            2001        of Total          2000           of Total
                                    -----------------------------------------------------------------
Net Sales
  Hunting/Shooting Sports              $   153.5           87%       $    172.7             87%
  All Other                                 23.8           13%             25.4             13%
                                    -----------------------------------------------------------------
     Consolidated Net Sales            $   177.3          100%       $    198.1            100%
                                    =================================================================

     Hunting/Shooting Sports sales decreased $13.8 million or 15.4% in the second quarter of 2001 as compared to the same period in 2000. Hunting/Shooting Sports sales for the first six months of 2001 decreased $19.2 million or 11.1% from the same period in 2000.

     Firearm sales of $46.9 million for the quarter ended June 30, 2001 decreased $4.6 million or 8.9% from the quarter ended June 30, 2000 and year-to-date sales of $96.8 million decreased $3.5 million or 3.5% from the same year-to-date period in 2000, primarily as a result of lower sales volumes in shotguns offset by new product introductions in both the shotgun and rifle product lines and higher overall pricing in the rifle product lines.

     Ammunition sales of $29.2 million for the quarter ended June 30, 2001 decreased $9.2 million or 24.0% from the same quarter in 2000 and year-to-date ammunition sales were $56.7 million, a decrease of $15.7 million, or 21.7%, from the same period in 2000, primarily attributable to lower sales volumes and lower pricing in all ammunition product categories. The decrease in ammunition sales in 2001 is largely attributable to a decline in demand for ammunition. Management believes that the slowdown in demand has been caused by a number of factors relating to the current economic slowdown in 2001, including reduction in customer inventories. In addition, the Company has faced competitive price reductions in many ammunition product categories. This softness in demand and pricing may continue throughout the remainder of 2001.

     Sales of all other products, including fishline, accessories, targets and powder metal products decreased in the second quarter 2001 from the same period 2000 by $1.0 million or 8.6%, primarily attributable to a decrease in sales in accessory and target products. Year-to-date sales were $1.6 million, or 6.3% lower than the comparable 2000 period, primarily as a result of lower demand for certain fishline and target products, slightly offset by sales of new product introductions in gun safes.

     Cost of Goods Sold.  Cost of goods sold for the second quarter of 2001
     ------------------
decreased $5.2 million, or 7.6%, from the second quarter of 2000. For the first six months of 2001, cost of goods sold decreased $8.6 million, or 6.5%, from the same period in 2000. The decrease in both the quarter and year-to-date periods was principally due to decreased sales volumes in both the Hunting/Shooting Sports and All Other segments. As a percentage of sales, cost of goods sold for the second quarter of 2001 increased to 72.5% from 67.1% and for the first six months of 2001 cost of goods sold increased to 69.8% from 66.8% due primarily to the combination of lower overall pricing in ammunition, sales volumes of lower margin Hunting/Shooting Sports segment products and higher manufacturing costs associated with a one-time reduction in ammunition production schedules. In addition, the Company incurred a charge of $0.4 during the quarter related to an unplanned shutdown at our ammunition facility.

     Operating Expenses.  Operating expenses consist of selling, general and
     ------------------
administrative expense, research and development expense and other income and expense. Operating expenses for the second quarter of 2001 were $17.1 million, a decrease of $10.2 million, or 37.4%, from the second quarter of 2000. Year-to-date operating expenses for 2001 were $36.9 million, a decrease of $10.0 million, or 21.3%, from the same period of 2000, due primarily to the factors discussed below.

     Selling, general and administrative expenses for the second quarter of 2001 were $15.0 million, a decrease of $3.7 million, or 19.8%, from the second quarter of 2000. Year-to-date selling, general and administrative expenses were $32.5 million, a $3.4 million or a 9.5% decrease from the same year-to-date period in 2000. The decrease between the two periods for the quarter and year-to-date was primarily attributable to a reduction in bad debt expense combined with lower variable administrative expenses and lower contributions (reduced from 1.0% to 0.5% of sales in line with the industry) to The Hunting and Shooting Sports Heritage Fund, effective April 1, 2001, partially offset by start-up costs associated with the new distribution center, leased in Memphis, Tennessee.

     Other expense for the quarter and year-to-date period ended June 30, 2000 includes a $63.933 payment to holders of all stock options and deferred shares ($6.1 million special payment) that was declared on April 25, 2000.

     Interest Expense.  Interest expense for the quarter ended June 30, 2001 was
     ----------------
$4.2 million, a decrease of $0.2 million, or 4.5%, from the second quarter of 2000. The decrease in expense from quarter to quarter was a direct result of decreasing interest rates slightly offset by an increase in average outstanding debt. Year-to-date interest expense was $8.3 million, an increase of $1.0 million, or 13.7% from the same period in 2000. The increase in interest expense for the year-to-date period was primarily a result of an increase in average borrowings on the Company's Revolving Credit Facility offset by lower interest rates.

Liquidity and Capital Resources

     Overview.  The Company has generally funded expenditures for operations,
     --------
administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, with working capital needs being satisfied from time to time with borrowings under the Company's revolving credit facility. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements in the future with cash flow from operations and revolving credit borrowings prior to the maturity of the Company's revolving credit facility, although no assurance can be given in this regard. The Company continues to focus on working capital management, including the collection of accounts receivable, decreasing inventory levels to bring them in line with sales projections and management of accounts payable.

     Cash Flows.  Net cash used in operating activities was $36.3 million and
     ----------
$42.2 million for the six month periods ended June 30, 2001 and 2000, respectively. Compared to the same period in 2000, the decrease in cash used in operating activities resulted primarily from a decrease in working capital components combined with a decrease in earnings and non-cash add-backs.
Accounts receivable increased $35.9 million from December 31, 2000 to $87.3 million primarily as a result of approximately $49.2 million of firearms and ammunition sales on extended terms. Some of these terms provide cash discount incentives and require payment by September and October 2001. Inventories increased $8.9 million from December 31, 2000 to $108.5 million as a result of the seasonality of the business. See "--Seasonality." Accounts payable decreased $2.7 million from December 31, 2000 to $22.2 million as a result of the Company's planned decrease in spending. Net cash used in investing activities in the first six months of 2001 and 2000 were $1.8 million and $4.6 million, respectively, consisting of capital expenditures for replacement equipment and improvement projects concentrated on enhancing the efficiency of existing facilities. Net cash provided by financing activities during the first six months of 2001 and 2000 was $38.0 million and $21.8 million, respectively. The increase in cash provided by financing activities primarily resulted from higher borrowings under the revolving credit facility in 2000, primarily to fund the dividend to stockholders, the special payment to holders of options and deferred shares, and repayment of term loan, offset by cash on hand at the beginning of 2000.

     Working Capital.  Working capital increased to $159.9 million at June 30,
     ---------------
2001 from $115.9 million at December 31, 2000, primarily resulting from increases in accounts receivable and inventory and decreases in accounts payable and other accrued liabilities. See "-Cash Flows." The seasonality of the Company's business generally causes accounts receivables and inventory to be higher in the first three quarters of the year. See "-Seasonality." The Company continues to focus on working capital management, including the collection of accounts receivable, decreasing inventory levels to be in line with sales projections and management of accounts payable.

     Capital Expenditures.  Capital expenditures for the six months ended June
     --------------------
30, 2001 were $1.8 million, principally for new equipment related to the manufacture of firearms and ammunition, as well as replacement equipment and improvement projects concentrated on enhancing the operating efficiency throughout existing facilities. The Company expects capital expenditures for 2001 to be in a range of $8.0 million to $10.0 million.

     Liquidity.  As of June 30, 2001, the Company had outstanding $188.4 million
     ---------
of indebtedness, consisting of approximately $86.8 million ($86.9 million face amount) of the Company's 9.5% Senior Subordinated Notes due 2003, and $99.0 million in revolving credit borrowings under the Company's Credit Agreement and $2.6 million in capital lease obligations. As of June 30, 2001, the Company also had aggregate letters of credit outstanding of $4.9 million, $66.1 million was available for borrowing under the Company's revolving credit facility as of June 30, 2001.

     At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Company's credit agreement. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Company's revolving credit facility, although no assurance can be given in this regard. The Company continues to focus on working capital management, including the collection of accounts receivable, decreasing inventory levels to bring them in line with sales projections and management of accounts payable

     Credit Agreement.  All borrowings under the Company's credit agreement are
     ----------------
guaranteed by Holding, and are collateralized by substantially all of the assets of the Company. The Company may borrow up to $170.0 (including certain letters of credit) under its revolving credit facility through September 30, 2003. Financing costs paid in connection with the Company's credit agreement of $3.7 million were capitalized in 2000 and will be amortized over the remaining term of the Company's credit agreement.

     The obligations under the Company's credit agreement are guaranteed by Holding and are secured by a pledge of the Company's capital stock and by pledges of and security interests in substantially all the Company's property and assets including the Company's ownership interests in its subsidiaries RA Brands, L.L.C. and RA Factors L.L.C. The Company's credit agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of June 30, 2001, the Company was in compliance in all material respects with the financial and other covenants under the Company's credit agreement.

     Loans under the Company's credit agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum ("ABR Loans"), or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). The Company's interest rate margin for the first six months under the Company's credit agreement was set at 1.0% and 2.0% for ABR Loans and Eurodollar Loans, respectively. As a result of the Company's performance, on October 31, 2000, the interest rate margin and commitment fees were reduced 0.5% and 0.125%, respectively. Effective March 28, 2001, the interest rate margin and commitment fees were increased 0.25% and 0.125%, respectively, as a result of the consolidated leverage ratio at December 31, 2000. Each quarter the interest rate margin will be subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the Company's revolving credit facility and can be reduced up to 0.125% based upon the same financial performance measures. The occurrence of certain changes in control is an event of default under the Company's credit agreement.

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

Statements of Financial Accounting Standards Not Yet Adopted

          On June 29, 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, which are required to be adopted by the Company at the beginning of 2002. Management is currently evaluating the effects of these Statements, however, the Company has recorded amortization related to its goodwill and identifiable intangible assets of $1.2 million for the six months ended June 30, 2001.

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

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation: (i) the statement in "Business Trends and Initiatives" concerning the Company's belief that the general level of economic activity significantly affects the demand for sporting goods products in the hunting/shooting sports and related markets; (ii) the statement in "Business Trends and Initiatives" that the Company's management will continue to review the Company's operations with a view towards controlling costs in response to competitive pressures; (iii) the statement in "Results of Operations" that the softening in demand for ammunition products may continue through 2001; (iv) the statements in "-Liquidity and Capital Resources - Cash Flows" concerning the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the New Revolving Credit Facility; (v) the statement in "Liquidity and Capital Resources
- Capital Expenditures" that the Company expects capital expenditures for 2001 to be in a range of $8.0 million to $10 million; (vi) the Company's statements in "Quantitative and Qualitative Disclosures About Market Risk" concerning the Company's belief that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company and that it does not have a material exposure to fluctuations in foreign currencies; (vii) the statements in "Legal Proceedings" concerning the Company's belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company; and (viii) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

     Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Results of Operations for the Six Month Period Ended June 30, 2001 as Compared to the Six Month Period Ended June 30, 2000", "-Liquidity and Capital Resources" and "Legal Proceedings"), in the Company's Annual Report on Form 10-K for the period ended December 31, 2000, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of June 30, 2001. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company's products. At June 30, 2001, the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date have no significant fair market value. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings

     Pursuant to the Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products, (2) all product liability cases and claims involving products that had not been discontinued as of the Acquisition ("extant products") and relating to occurrences that took place prior to the Acquisition and (3) certain environmental liabilities based on conditions existing at the time of the Acquisition. These indemnification obligations of the Sellers are not subject to any survival period limitation. The Company has no current information on the extent, if any, to which the Sellers have insured these indemnification obligations. Except for certain cases and claims relating to shotguns as described below and except for all cases and claims relating to products discontinued prior to the Acquisition, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Acquisition and is required to indemnify the Sellers against such cases and claims.

     As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of June 30, 2001, approximately 13 individual bodily injury cases and claims were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings. Some of these cases seek punitive as well as compensatory damages. Of these pending individual cases, one involves matters for which the Sellers retained liability and are required to indemnify the Company. The remaining pending cases involve post-Acquisition occurrences for which the Company bears responsibility under the Purchase Agreement and for which the Company is required to indemnify the Sellers; the Sellers have some responsibility for the costs of one of these cases involving certain shotguns, as described below. Another of the pending cases or claims for which Remington would bear financial responsibility under the Purchase Agreement involves the accidental fatal shooting with a Remington Model 700 bolt action rifle of a nine-year-old boy by his mother after a hunting trip in Montana. Although no lawsuit has been filed as of May 1, 2001, this incident has been the subject of repeated local and national media attention. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

     As a manufacturer of shotguns and rifles, Remington has been named in only three of the approximately 18 actions brought by certain municipalities, primarily against manufacturers and sellers of handguns: (i) City of Boston, et
                                                          -
al. v. Smith & Wesson, et al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct.. E.D. Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.).

     In the City of Boston case, first filed on June 2, 1999, the City of Boston and the Boston Public Health Commission claim (among other allegations) that the distribution practices of defendant firearms manufacturers allegedly permit their products to enter a secondary market, from which guns may be obtained by unauthorized users; that defendants have failed to include adequate safety devices in their firearms to prevent unauthorized use and accidental misuse; and that defendants' conduct has created a public nuisance. Plaintiffs seek injunctive relief and money damages (consisting of the cost of providing certain city services and lost tax and other revenues). By order of July 13, 2000, the trial court denied manufacturer-defendants' motion to dismiss, and defendants' request for interlocutory appeal of this decision was denied on September 19, 2000. Discovery is proceeding pursuant to the Joint Case Management Order, under which trial is presently scheduled for September 2002. However, defendants have filed a motion for partial summary judgment based on the unavailability of a "market share" liability theory, which is presently scheduled for argument.

     The City of St. Louis makes claims similar to those in the City of Boston litigation and seeks punitive as well as compensatory damages. The First Amended Complaint naming Remington was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the United States District Court for the Eastern District of Missouri by third-party defendant, Denel (Pty) Ltd., a firearms manufacturer majority-owned by the Republic of South Africa. Removal was made pursuant to Title 28, section 1330, of the United States Code, as an action involving a foreign state. As of June 30, 2001 the City's motion to remand and the manufacturing defendants' fully-briefed motion to dismiss were pending before the District Court.

     The City of New York, the New York City Health and Hospitals Corp., and certain city officials filed an Amended Complaint, dated September 1, 2000, in the United States District Court for the Eastern District of New

York naming Remington and asserting claims similar to those in the City of Boston litigation. The Company answered on December 1, 2000. Plaintiffs' and defendants' initial discovery requests were served in June 2001.

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

     Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to an amount that has now been fully paid, with the Sellers retaining liability in excess of that amount and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as described above, as well as the type of firearms products made by the Company), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because the nature and extent of liability based on the manufacture and/or sale of allegedly defective products (particularly in connection with the use of firearms) is uncertain, there can be no assurance that the Company's resources will be adequate to cover both pending and future product liability occurrences, cases or claims, in the aggregate, or that a material adverse effect upon our financial condition or results of operations will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

Item 2. Changes in Securities and Use of Proceeds

     On March 27, 2001, the Company sold 1,144 redeemable shares of Common Stock to certain members of management for an aggregate cash price of $205,920 under the 1999 RACI Holding, Inc. Stock Incentive Plan (the "Plan"). In addition, the Company issued 256 redeemable deferred shares to certain members of management under the Plan in lieu of incentive compensation of $46,080. Each redeemable deferred share entitles the holder to one share of Common Stock after a deferral period. The offering of shares and deferred shares was exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933.


Item 4.  Submission of Matters to a Vote of Security Holders

     On April 25, 2001, the stockholders of Holding, at their annual meeting, unanimously re-elected in its entirety the board of directors of Holding. On that same day, the stockholders of Remington, at its annual meeting, unanimously re-elected in its entirety the board of directors of Remington. The stockholders of each company also unanimously appointed PricewaterhouseCoopers LLP as the independent public accountants of each company for, the fiscal year ending December 31, 2001.

Item 5.  Other Information

     Effective May 30, 2001, Stephen D. Bechtel, Jr. resigned from the boards of directors of Holding and Remington. Thomas E. Ireland was elected to replace him on the boards of directors of Holding and Remington at meetings of the boards of directors of Holding and Remington held on April 25, 2001. Effective July 9, 2001 Ulrich Middleman resigned from the boards of directors of Holding and Remington and presently there are no plans to replace him.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    --------

     99.1             Reconciliation of Income from Operations to EBITDA.


(b) Reports on Form 8-K
    -------------------

     During the quarter ended June 30, 2001, the Company filed no reports on Form 8-K.

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



July 24, 2001

                               INDEX TO EXHIBITS



Exhibit No.    Description
-----------    -----------

   99.1        Reconciliation of Income from Operations to EBITDA.