Form 10-Q
period 2001-09-30
RACI HOLDING INC
filed 2001-11-14
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Class A Common Stock, par value $.01 per share,
  outstanding at November 14, 2001                             763,050 shares

Class B Common Stock, par value $.01 per share,
  outstanding at November 14, 2001                             0 shares

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1. Financial Statements

                      RACI Holding, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                 (Dollars in Millions, Except Per Share Data)

                                                                                           Unaudited
                                                                                           ---------
                                                                              September 30,          December 31,
                                                                                   2001                  2000
                                                                              -------------          ------------
ASSETS
------
Current Assets
--------------
Cash and Cash Equivalents                                                         $  5.0                $  2.7
Accounts Receivable Trade - net                                                     91.8                  51.4
Inventories                                                                         88.3                  99.6
Supplies                                                                            11.6                  12.1
Prepaid Expenses and Other Current Assets                                            4.4                   7.7
Deferred Income Taxes                                                               11.3                  10.1
                                                                                  ------                ------
  Total Current Assets                                                             212.4                 183.6

Property, Plant and Equipment - net                                                 82.7                  91.5
Intangibles and Debt Issuance Costs - net                                           80.7                  83.8
Deferred Income Taxes                                                                0.9                   3.2
Other Noncurrent Assets                                                              1.6                   1.0
                                                                                  ------                ------
  Total Assets                                                                    $378.3                $363.1
                                                                                  ======                ======

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Current Liabilities
-------------------
Accounts Payable                                                                  $ 22.9                $ 24.9
Book Overdraft                                                                       5.7                   1.2
Short-Term Debt                                                                      0.2                   1.4
Current Portion of Long-Term Debt                                                    1.3                   1.3
Product and Environmental Liabilities                                                2.2                   2.1
Income Taxes                                                                           -                   0.3
Other Accrued Liabilities                                                           35.1                  36.5
                                                                                  ------                ------
  Total Current Liabilities                                                         67.4                  67.7

Long-Term Debt                                                                     162.5                 153.3
Retiree Benefits                                                                    31.6                  34.7
Product and Environmental Liabilities                                                9.4                   9.4
Other Long-Term Liabilities                                                          0.3                     -
                                                                                  ------                ------
  Total Liabilities                                                                271.2                 265.1

Redeemable Deferred Shares of Class A Common Stock, par
   value $.01; 24,191 and 25,718 issued at September 30, 2001
   and December 31, 2000, respectively                                               5.0                   5.3
Redeemable Shares of Class A Common Stock, par
   value $.01; 6,198 and 5,082 issued at September 30, 2001
   and December 31, 2000, respectively                                               1.2                   1.0

Commitments and Contingencies

Shareholders' Equity
--------------------
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 763,050 issued and outstanding at September 30, 2001
   and December 31, 2000, respectively                                                 -                     -
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                                             -                     -
Paid in Capital                                                                     76.6                  76.6
Accumulated Other Comprehensive Loss                                                (0.3)                    -
Retained Earnings                                                                   24.6                  15.1
                                                                                  ------                ------
      Total Shareholders' Equity                                                   100.9                  91.7
                                                                                  ------                ------
  Total Liabilities, Redeemable Shares and Shareholders' Equity                   $378.3                $363.1
                                                                                  ======                ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      RACI Holding, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                 (Dollars in Millions, Except Per Share Data)

                                                                                      Unaudited
                                                                                      ---------
                                                          Quarter Ended September 30,               Year-to-Date September 30,
                                                          ---------------------------               --------------------------
                                                            2001                2000                 2001               2000
                                                            ----                ----                 ----               ----
Sales (1)                                                 $ 114.1             $ 113.6              $ 291.4            $ 311.7

Cost of Goods Sold                                           83.5                73.5                207.3              205.9
                                                           ------             -------              -------            -------
     Gross Profit                                            30.6                40.1                 84.1              105.8

Selling, General and Administrative
  Expenses                                                   17.5                18.6                 50.0               54.5

Research and Development Expenses                             1.4                 1.6                  4.3                4.9

Other Expense                                                 0.7                 0.7                  2.2                8.4
                                                           ------             -------              -------            -------
     Operating Profit                                        11.0                19.2                 27.6               38.0

Interest Expense                                              3.9                 4.5                 12.2               11.8
                                                           ------             -------              -------            -------
     Profit Before Income Taxes                               7.1                14.7                 15.4               26.2

Provision for Income Taxes                                    2.7                 5.4                  5.9               10.1
                                                           ------             -------              -------            -------
     Net Income                                             $ 4.4               $ 9.3                $ 9.5             $ 16.1
                                                           ======             =======              =======            =======

Per Share Data:

     Basic Income Per Share                                $ 5.54             $ 11.71              $ 11.96            $ 20.30
                                                           ======             =======              =======            =======
     Diluted Income Per Share                              $ 5.44             $ 11.36              $ 11.72            $ 19.71
                                                           ======             =======              =======            =======

Dividend per Common and Redeemable Share                   $    -             $     -              $     -            $ 63.93
                                                           ======             =======              =======            =======

(1) Sales are presented net of Federal Excise Taxes of $10.3 and $10.2 for the quarters and $24.8 and $27.0 for the year-to-date periods ended September 30, 2001 and 2000, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      RACI Holding, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in Millions)

                                                                                         Unaudited
                                                                                  --------------------------
                                                                                  Year-To-Date September 30,
                                                                                  --------------------------
                                                                                  2001                  2000
                                                                                  ----                  ----
Operating Activities

          Net Cash used in Operating Activities                                   $ (7.4)              $ (7.7)
                                                                                  ------               ------

Investing Activities

             Capital Expenditures                                                   (2.8)               (11.8)
                                                                                   -----               ------
          Net Cash used in Investing Activities                                     (2.8)               (11.8)
                                                                                   ------              ------


Financing Activities

             Net Borrowings under Revolving Credit Facility                         10.2                 76.0
             Cash Dividends Paid, Net of Shareholder Loan Repayments                   -                (48.6)
             Principal Payments on Long-Term Debt                                   (1.0)               (28.0)
             Book Overdraft                                                          4.5                  0.2
             Net (Payments) Borrowings on Short-Term Debt                           (1.2)                 0.4
             Debt Issuance Costs                                                       -                 (3.7)
                                                                                   ------               -----
          Net Cash provided by (used in) Financing Activities                       12.5                 (3.7)
                                                                                   ------               -----

Increase (Decrease) in Cash and Cash Equivalents                                     2.3                (23.2)
Cash and Cash Equivalents at Beginning of Period                                     2.7                 26.3
                                                                                   ------               -----
Cash and Cash Equivalents at End of Period                                         $ 5.0                $ 3.1
                                                                                   =====                =====

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      RACI Holding, Inc. and Subsidiaries
         Condensed Consolidated Statement of Shareholders' Equity and
                             Comprehensive Income
                             (Dollars in Millions)
                                  (Unaudited)

                                                                           Accumulated
                                                                              Other                                       Total
                                                       Paid-in            Comprehensive           Retained              Sharholder
                                                       Capital               Income               Earnings                Equity
                                                      ---------           -------------           --------               ---------
Balance, December 31, 2000                              $76.6                 $   -                 $15.1                   $ 91.7
                                                        -----                 -----                 -----                   ------

  Comprehensive Net Income (Loss):
   Net Income                                               -                     -                   9.5                      9.5
   Other comprehensive income:
    Cumulative effect adjustment of
     SFAS 133 adoption, net of tax
      effect of $0.1                                        -                  (0.2)                    -                     (0.2)
     Net derivative losses, net of tax
      effect of $0.2                                        -                  (0.3)                    -                     (0.3)
     Net derivative losses reclassified
      as earnings                                           -                   0.2                     -                      0.2
                                                        -----                 -----                 -----                   ------
    Total Other Comprehensive Net Income (Loss)             -                  (0.3)                  9.5                      9.2
                                                        -----                 -----                 -----                   ------
Balance, September 30, 2001                             $76.6                 $(0.3)                $24.6                   $100.9
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

         The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Note 2 - Inventories
--------------------

         Inventories consisted of the following at:

                                                                                 (Unaudited)
                                                                                 -----------
                                                                          September 30,   December 31,
                                                                               2001          2000
                                                                          -------------   -------------
                  Raw Materials                                                 $14.5         $17.6
                  Semi-Finished Products                                         22.3          23.3
                  Finished Product                                               51.5          58.7
                                                                                -----         -----
                       Total                                                    $88.3         $99.6
                                                                                =====         =====

Note 3 - Long-Term Debt
-----------------------

         Long-term debt consisted of the following at:

                                                                                 (Unaudited)
                                                                                 -----------
                                                                          September 30,   December 31,
                                                                               2001          2000
                                                                          -------------   -------------
                 Revolving Credit Facility                                    $ 74.7          $ 64.5
                 9.5% Senior Subordinated Notes due 2003                        86.8            86.8
                 Capital Lease Obligations                                       2.3             3.3
                                                                              ------          ------
                           Subtotal                                           $163.8          $154.6
                 Less: Current Portion                                           1.3             1.3
                                                                              ------          ------
                           Total                                              $162.5          $153.3
                                                                              ======          ======

         On April 28, 2000, the Company entered into an amended and restated credit agreement with certain lending institutions (the "Credit Agreement") that provides for aggregate borrowings of $170 million under a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


revolving credit facility (the "Revolving Credit Facility"). Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum ("ABR Loans"), or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). The Company's interest rate margin for the first six months under the Credit Agreement was set at 1.0% and 2.0% for ABR Loans and Eurodollar Loans, respectively. As a result of the Company's performance, on October 31, 2000, the interest rate margin and commitment fees were reduced 0.5% and 0.125%, respectively. Effective March 28, 2001, the interest rate margin and commitment fees were increased 0.25% and 0.125%, respectively, as a result of the consolidated leverage ratio at December 31, 2000. On July 27, 2001, the interest rate margin was increased 0.25%, as a result of the consolidated leverage ratio on June 30, 2001. On the effective date of this filing, the interest rate margin will be increased 0.25% as a result of the consolidated leverage ratio on September 30, 2001. Each quarter the interest rate margin will be subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility and can be reduced up to 0.125% based upon the same financial performance measures. The occurrence of certain changes in control is an event of default under the Credit Agreement.

Note 4 - Income Per Share
-------------------------

         The basic and diluted income per share was determined as follows:

                                                                                      (Unaudited)
                                                                                      -----------
                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
                                                                       -------------                  -------------
                                                                     2001          2000            2001           2000
                                                                     ----          ----            ----           ----
Basic Income Per Share:
      Net Income Available to Common Shareholders                $    4.4        $    9.3        $    9.5       $   16.1
      Weighted Average Common Shares                              794,185         793,850         794,579        792,622
          Basic Income Per Share                                 $   5.54        $  11.71        $  11.96       $  20.30

Diluted Income Per Share:
      Net Income Available to Common Shareholders                $    4.4        $    9.3        $    9.5       $   16.1
      Weighted Average Common Shares                              794,185         793,850         794,579        792,622
      Effect of Outstanding Options                                15,357          24,666          15,847         24,854
      Weighted Average Common Shares and Dilutive Potential
        Common Stock                                              809,542         818,516         810,426        817,476
          Diluted Income Per Share                               $   5.44        $  11.36        $  11.72       $  19.71
          Options Outstanding at September 30,                     69,387          69,053          69,387         69,053

Note 5 - Stock Purchase and Option Plans
----------------------------------------

         Year-to-date, under the RACI Holding, Inc. Stock Incentive Plan, the Company (1) issued 1,144 redeemable shares of Common Stock to management at a price of $180 per share, (2) granted 256 redeemable deferred shares to management in lieu of 2000 incentive compensation priced at $180 per share, (3) granted 459 redeemable deferred shares to management as part of 2000 incentive compensation with a fair value of $180 per share, (4) repurchased 28 redeemable shares from management priced at $180 per share, (5) repurchased 2,242 redeemable deferred shares from management priced at $180 per share and (6) granted options to purchase 5,000 shares of Common Stock to management at an exercise price of $180 per share, which is the estimated fair value at the grant date. These options vest ratably on the third, fourth and fifth anniversaries of the options' grant date and expire in 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


Note 6 - Redeemable Class A Common Stock
----------------------------------------

         Certain employees and key management of Holding who hold or have the right to receive (ie: deferred shares) Class A common stock may require Holding to repurchase, under certain conditions, (death, disability or retirement as defined by the plan document) all of the shares. This repurchase right terminates upon the consummation of an initial equity public offering of Holding's Class A common stock. In connection with the redemption feature described above, Holding has classified outside of permanent equity an amount representing the initial fair value of the redeemable shares. As of September 30, 2001, the redeemable value would be approximately $5.5 million. These shares have not been marked to market since the events of redemption are considered remote.

Note 7 - Accounting for Derivatives and Hedging Activities
----------------------------------------------------------

         The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. On January 1, 2001, the Company held call options and zero cost collars for the purchase of copper and lead, which are designated as cash flow hedging instruments. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $0.2 in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. Gains of $0.2 and losses of $0.2 on derivatives that had been previously deferred netted to result in no derecognition from the balance sheet through a net-of-tax cumulative-effect-type adjustment. The Company expects to reclassify as earnings during the next twelve months $0.2 from the transition adjustment that was recorded in accumulated other comprehensive income. Net losses of $0.2 and $0.3 on derivative instruments were reclassified to earnings and recorded in accumulated other comprehensive income (loss), respectively, during the year-to-date period ended September 30, 2001.

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

         When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

         The Company is engaged in the design, manufacture and sale of sporting goods products for the hunting, shooting sports and fishing markets. The Company's activities expose it to a variety of market risks, including the effects of changes in interest rates and commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company's risk-management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company is currently not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of September 30, 2001.

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

         The Company purchases copper and lead futures and options contracts to hedge against price fluctuations of anticipated commodity purchases. The futures and options contracts limit the unfavorable affect that price increases will have on metal purchases, and the futures contracts likewise limit the favorable effect of price declines. At September 30, 2001, the Company's outstanding contracts relating to firm commitments and anticipated purchases (notional amount aggregated 25,353,130 pounds) up to fifteen months from the respective balance sheet date have a fair market value of approximately $0.2 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


Note 8 - Segment Information
----------------------------

Information on Segments:

                                                                                   (Unaudited)
                                                                                   -----------
                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                     ------------------        ------------------
                                                                     2001        2000            2001       2000
                                                                     ----        ----            ----       ----
         Net Sales:
              Hunting/Shooting Sports                              $104.1        $103.8         $257.6       $276.5
              All Other                                              10.0           9.8           33.8         35.2
                                                                   ------        ------         ------       ------
                   Consolidated Net Sales                          $114.1        $113.6         $291.4       $311.7
                                                                   ======        ======         ======       ======
         EBITDA:
              Hunting/Shooting Sports                              $ 15.3        $ 23.3         $ 37.0        $ 51.7
              All Other                                               1.1           0.5            5.3           5.4
                                                                   ------        ------         ------        ------
                   Consolidated EBITDA                             $ 16.4        $ 23.8         $ 42.3        $ 57.1
                                                                   ======        ======         ======        ======

                                                                                            September 30,    December 31,
                                                                                                2001             2000
                                                                                            -------------     -----------
         Assets:
              Hunting/Shooting Sports                                                            $243.9            $223.3
              All Other                                                                           134.4             139.8
                                                                                                 ------            ------
                   Consolidated Assets                                                           $378.3            $363.1
                                                                                                 ======            ======

Reconciliation of EBITDA to Profit Before Income Taxes:

                                                                                   (Unaudited)
                                                                                   -----------
                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                     ------------------        ------------------
                                                                     2001        2000            2001       2000
                                                                     ----        ----            ----       ----
         Consolidated EBITDA                                       $ 16.4        $ 23.8         $ 42.3        $ 57.1

         Less:  Interest Expense                                      3.9           4.5           12.2          11.8
                   Depreciation and Amortization (1)                  4.3           4.2           12.9          12.2
                   Other Noncash Charges                              0.3           0.2            0.8           0.6
                   Nonrecurring and Restructuring Items               0.8           0.2            1.0           0.2
                   Special Payment                                      -             -              -           6.1
                                                                   ------        ------         ------        ------
                                                                      9.3           9.1           26.9          30.9
                                                                   ------        ------         ------        ------
         Consolidated Profit Before Income Taxes                   $  7.1        $ 14.7         $ 15.4        $ 26.2
                                                                   ======        ======         ======        ======

(1) Excludes amortization of deferred financing costs of $0.4 for the quarters ended September 30, 2001 and 2000 and $1.3 amortization of deferred financing costs for the year-to-date period ended September 30, 2001 and $1.2 amortization of deferred financing costs and $0.3 loss on early extinguishment of debt for the year-to-date period ended September 30, 2000, which were all included in interest expense.

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



                        RACI HOLDING, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
                                September 30, 2001


                                              Combined
                                              Guarantor                                                RACI Holding, Inc
ASSETS                                      Subsidiaries     Remington     Holding     Eliminations     and Subsidiaries
------                                     -------------     ---------     -------     -------------   -----------------
Current Assets                                $ 73.6           $138.8       $    -        $    -            $212.4
Receivable from Remington                       55.7                -          7.9          63.6                 -
Noncurrent Assets                               49.5            295.2         99.2         278.0             165.9
                                              ------           ------       ------        ------            ------
               Total Assets                   $178.8           $434.0       $107.1        $341.6            $378.3
                                              ======           ======       ======        ======            ======

LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
------------------------
Current Liabilities                           $    -           $  67.4      $    -        $    -            $ 67.4
Payable to RACI Holding, Inc.                      -               7.9           -           7.9                 -
Payable to RA Brands, L.L.C.                       -              37.6           -          37.6                 -
Payable to RA Factors, L.L.C.                      -              18.1           -          18.1                 -
Noncurrent Liabilities                             -             203.8           -             -             203.8
Redeemable Shares                                  -                 -         6.2             -               6.2
Shareholders' Equity                           178.8              99.2       100.9         278.0             100.9
                                              ------           -------      ------        ------            ------
   Total Liabilities, Redeemable Shares
         and Shareholders' Equity             $178.8            $434.0      $107.1        $341.6            $378.3
                                              ======            ======      ======        ======            ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                               RACI HOLDING, INC. AND SUBSIDIARIES
                         UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
                                        December 31, 2000


                                              Combined
                                              Guarantor                                                RACI Holding, Inc
ASSETS                                      Subsidiaries     Remington     Holding     Eliminations     and Subsidiaries
------                                     -------------     ---------     -------     -------------   -----------------
Current Assets                                $ 53.3           $130.2       $  0.1        $    -            $183.6
Receivable from Remington                       63.5                -          7.7          71.2                 -
Noncurrent Assets                                3.6            287.4         90.2         201.7             179.5
                                              ------           ------       ------        ------            ------
               Total Assets                   $120.4           $417.6       $ 98.0        $272.9            $363.1
                                              ======           ======       ======        ======            ======

LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
------------------------
Current Liabilities                           $  8.9           $  58.8      $    -        $    -            $ 67.7
Payable to RACI Holding, Inc.                      -               7.7           -           7.7                 -
Payable to RA Brands, L.L.C.                       -              15.6           -          15.6                 -
Payable to RA Factors, L.L.C.                      -              47.9           -          47.9                 -
Noncurrent Liabilities                             -             197.4           -             -             197.4
Redeemable Shares                                  -                 -         6.3             -               6.3
Shareholders' Equity                           111.5              90.2        91.7         201.7              91.7
                                              ------           -------      ------        ------            ------
   Total Liabilities, Redeemable Shares
         and Shareholders' Equity             $120.4            $417.6      $ 98.0        $272.9            $363.1
                                              ======            ======      ======        ======            ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                      RACI HOLDING, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                        Combined
QUARTER ENDED                           Guarantor                                                 RACI Holding, Inc
September 30, 2001                    Subsidiaries       Remington    Holding    Eliminations     and Subsidiaries
------------------                    ------------       ---------    -------    ------------     ------------------
Sales                                   $    -            $114.1       $   -        $   -              $114.1
Gross Profit                                 -              30.6           -            -                30.6
Royalty Income (Expense)                   6.8              (6.8)          -            -                   -
Factoring Income (Expense)                 3.9              (3.9)          -            -                   -
Income from Equity Investees                 -               6.7         4.4         11.1                   -
Net Income                                 6.7               4.4         4.4         11.1                 4.4


                                        Combined
QUARTER ENDED                           Guarantor                                                 RACI Holding, Inc
September 30, 2000                    Subsidiaries       Remington    Holding    Eliminations     and Subsidiaries
------------------                    ------------       ---------    -------    ------------     ------------------
Sales                                   $    -            $113.6       $   -        $   -              $113.6
Gross Profit                                 -              40.1           -            -                40.1
Royalty Income (Expense)                   8.9              (8.9)          -            -                   -
Factoring Income (Expense)                 4.1              (4.1)          -            -                   -
Income from Equity Investees                 -               8.0         9.3         17.3                   -
Net Income                                 8.0               9.3         9.3         17.3                 9.3


                                        Combined
NINE MONTHS ENDED                       Guarantor                                                 RACI Holding, Inc
September 30, 2001                    Subsidiaries       Remington    Holding    Eliminations     and Subsidiaries
------------------                    ------------       ---------    -------    ------------     ------------------
Sales                                   $    -            $291.4       $   -        $   -              $291.4
Gross Profit                                 -              84.1           -            -                84.1
Royalty Income (Expense)                  20.1             (20.1)          -            -                   -
Factoring Income (Expense)                10.0             (10.0)          -            -                   -
Income from Equity Investees                 -              19.8         9.5         29.3                   -
Net Income                                19.8               9.5         9.5         29.3                 9.5


                                        Combined
NINE MONTHS ENDED                       Guarantor                                                 RACI Holding, Inc
September 30, 2000                    Subsidiaries       Remington    Holding    Eliminations     and Subsidiaries
------------------                    ------------       ---------    -------    ------------     ------------------
Sales                                   $    -            $311.7       $   -        $   -              $311.7
Gross Profit                                 -             105.8           -            -               105.8
Royalty Income (Expense)                   8.9              (8.9)          -            -                   -
Factoring Income (Expense)                 4.1              (4.1)          -            -                   -
Income from Equity Investees                 -               8.0        16.1         24.1                   -
Net Income                                 8.0              16.1        16.1         24.1                16.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                      RACI HOLDING, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                              September 30, 2001

                                        Combined
                                        Guarantor                                                 RACI Holding, Inc
                                      Subsidiaries       Remington    Holding    Eliminations     and Subsidiaries
                                      ------------       ---------    -------    ------------     ------------------
Operating Activities
 Net Cash Provided (Used) in
  Operating Activities                      $0.1           $ (7.5)      $   -        $   -               $(7.4)

Investing Activities
  Capital Expenditures                        -              (2.8)          -            -                (2.8)
                                           -----           ------      -----         -----               -----
   Net Cash Used in Investing
    Activities                                -              (2.8)          -            -                (2.8)

Financing Activities
  Net Borrowings under Revolving
   Credit Facility                            -              10.2           -            -                10.2
  Principal Payments on Long-Term Debt        -              (1.0)          -            -                (1.0)
  Book Overdraft                              -               4.5           -            -                 4.5
  Net Payments on Short-Term Debt             -              (1.2)          -            -                (1.2)
                                            ----            -----       -----        -----               -----
     Net Cash Provided in Financing
      Activities                              -              12.5           -            -                12.5
Increase (Decrease) in Cash and
 Cash Equivalents                            0.1              2.2           -            -                 2.3
Cash and Cash Equivalents at
 Beginning of Period                           -              2.7           -            -                 2.7
                                            ----            ------      -----         -----              -----
Cash and Cash Equivalents at
 End of Period                              $0.1            $ 4.9       $   -         $   -              $ 5.0
                                            ====            ======      =====         =====              =====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                      RACI HOLDING, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                              September 30, 2000

                                        Combined
                                        Guarantor                                                 RACI Holding, Inc
                                      Subsidiaries       Remington    Holding    Eliminations     and Subsidiaries
                                      ------------       ---------    -------    ------------     ------------------
Operating Activities
 Net Cash Provided (Used) in
  Operating Activities                    $(93.6)         $  85.9      $   -        $   -               $(7.7)

Investing Activities
  Investment in Subsidiaries                  -             (93.6)          -         93.6                   -
  Dividends Received, Net of
   Shareholder Loan Repayments                -                 -        48.6        (48.6)                  -
  Capital Expenditures                        -             (11.8)          -            -               (11.8)
                                           -----            ------      -----         -----             ------
   Net Cash Used in Investing
    Activities                                -            (105.4)       48.6         45.0               (11.8)

Financing Activities
  Net Borrowings under Revolving
   Credit Facility                            -              76.0           -            -                76.0
  Issuance of Common Stock                  93.6                -           -        (93.6)                  -
  Cash Dividends Paid, Net of
   Shareholder Loan Payments                  -             (48.6)      (48.6)        48.6               (48.6)
  Principal Payments on Long-Term Debt        -             (28.0)          -            -               (28.0)
  Book Overdraft                              -               0.2           -            -                 0.2
  Net Payments on Short-Term Debt             -               0.4           -            -                 0.4
  Debt Issuance Costs                         -              (3.7)          -            -                (3.7)
                                           -----             ----       -----         -----             ------
     Net Cash Provided in Financing
      Activities                            93.6             (3.7)      (48.6)       (45.0)               (3.7)

Increase (Decrease) in Cash and
 Cash Equivalents                             -             (23.2)          -            -               (23.2)
Cash and Cash Equivalents at
 Beginning of Period                          -              26.3           -            -                26.3
                                           -----            -----       -----         -----             ------
Cash and Cash Equivalents at
 End of Period                             $  -             $ 3.1       $   -         $   -             $  3.1
                                           =====            =====       =====         =====             ======

Note 10 - Commitments and Contingencies
---------------------------------------

         The Company has various purchase commitments for services incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market prices. In addition, the Company had purchase contracts with certain raw material suppliers, for periods ranging from one to seven years with no commitment to purchase specified quantities. However, such contracts had no significant impact on the financial condition or results of operations during the reportable period.

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

Note 11 - Statements of Financial Accounting Standards Not Yet Adopted
----------------------------------------------------------------------

         On June 29, 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, which are required to be adopted by the Company as of January 1, 2002. Statement No. 142 requires that goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 not be amortized. The Statement further requires that the fair value of goodwill and other intangible asset with indefinite lives be tested for impairment upon adoption of the standard and annually thereafter or upon an occurrence of certain events. Management is currently evaluating the effects of these Statements. The Company has recorded amortization related to its goodwill and identifiable intangible assets of $1.8 million for the nine months ended September 30, 2001.

          On October 4, 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be adopted by the Company as of January 1, 2002. Statement No. 144 addresses the financial accounting and reporting for impairment of long-lived assets to be disposed of. Management is currently evaluating the effects of this Statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes of RACI Holding, Inc. ("Holding") and its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiaries, Remington International, Ltd., RA Brands, L.L.C. and RA Factors L.L.C. (together with Remington and Holding, the "Company") as of and for the quarter ended September 30, 2001, and with the Company's audited consolidated financial statements as of and for the year ended December 31, 2000, on file with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ended December 31, 2001, in part due to the seasonality of the Company's business.

Business Trends and Initiatives

         The Company believes, as a general matter, that the overall state of the economy has a significant effect on the demand for sporting goods products in the hunting/shooting sports and related markets. As economic activity slows, as it did beginning in the fourth quarter of 2000 and continuing through the first nine months of 2001, confidence and discretionary consumer spending declines. Management believes that a continuation of the decline in general economic activity will have a negative impact on sales of the Company's products, and that competitive pressures arising from any prolonged economic downturn could have a material adverse impact on the Company's financial condition, results of operation and cash flows.

         Although the Company believes that regulation of firearms and ammunition, and consumer concerns about such regulation, has not had a significant influence on the market for its firearms and ammunition products for the periods presented herein, there can be no assurance that the regulation of firearms and ammunition will not become more restrictive in the future. More restrictive regulation could adversely affect the Company and the market for its firearms and ammunition products. See "-Regulatory Developments" and "Legal Proceedings."

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2001 as Compared to the Three and Nine Month Periods Ended September 30, 2000

         Sales. Consolidated sales for the quarter ended September 30, 2001
         -----
increased $0.5 million or 0.4% from the quarter ended September 30, 2000 and consolidated sales for the first nine months of the year decreased $20.3 million or 6.5% from the same period in 2000. The following tables compare sales by segment for each of the periods ended September 30:



                                                     Three Months Ended Septemer 30,
                                             ------------------------------------------------
                                                         Percent                      Percent
                                                2001    of Total             2000    of Total
                                             --------  ----------         --------  ----------
        Net Sales
          Hunting/Shooting Sports            $ 104.1       91%            $ 103.8       91%
          All Other                             10.0        9%                9.8        9%
                                             -------      ---              ------      ---
             Consolidated Net Sales          $ 114.1      100%             $113.6      100%
                                             =======      ===              ======      ===

                                                     Nine Months Ended September 30,
                                             ------------------------------------------------
                                                         Percent                      Percent
                                                2001    of Total             2000    of Total
                                             -------- --------------      --------  ----------
        Net Sales
          Hunting/Shooting Sports             $257.6       88%             $276.5       89%
          All Other                             33.8       12%               35.2       11%
                                             -------      ---              ------      ---
             Consolidated Net Sales           $291.4      100%             $311.7      100%
                                              ======      ===              ======      ===

         Hunting/Shooting Sports sales increased $.3 million or 0.3% in the third quarter of 2001 as compared to the same period in 2000. Hunting/Shooting Sports sales for the first nine months of 2001 decreased $18.9 million or 6.8% from the same period in 2000.

         Firearm sales of $42.7 million for the quarter ended September 30, 2001 decreased $2.2 million or 4.9% from the quarter ended September 30, 2000 and year-to-date sales of $139.5 million decreased $5.7 million or 3.9% from the same year-to-date period in 2000, primarily as a result of lower sales volumes in shotguns slightly offset by new product introductions and higher overall pricing in the centerfire rifle product lines.

        Ammunition sales of $61.4 million for the quarter ended September 30, 2001 increased $2.5 million or 4.2% from the same quarter in 2000, primarily attributable to an increase in volumes in all product categories slightly offset by unfavorable pricing. Year-to-date ammunition sales were $118.1 million, a decrease of $13.2 million, or 10.1%, from the same period in 2000 primarily attributable to lower sales volumes in all product categories except for rimfire and lower pricing in all ammunition product categories except for centerfire rifle. The overall decrease in ammunition sales in 2001 is largely attributable to the economic conditions experienced during the first nine months of 2001. In addition, the Company also experienced competitive price reductions in many ammunition products.

         Sales of all other products, including fishline, accessories, targets and powder metal products increased in the third quarter 2001 from the same period 2000 by $0.2 million or 2.0%, primarily attributable to an increase in sales of fishline products. Year-to-date sales were $1.4 million, or 4.0% lower than the comparable 2000 period, primarily as a result of lower demand for certain fishline, target and accessory products.

         While economic activity has slowed, the Company did experience an increased demand for its hunting/shooting sports products in September 2001 as compared to September 2000. Management believes that this increase in demand is attributable, at least in part, to the impact on consumers of the terrorist attacks on New York and Washington on September 11, 2001. Because the longer-term effects of such events are inherently unpredictable, management cannot determine with certainty the impact of these events on future demand. Management believes that the demand for hunting/shooting sports products depends on a number of factors, including the general state of the economy, and the Company can give no assurance that the recent increase in sales will continue.

         Cost of Goods Sold. Cost of goods sold for the third quarter of 2001
         ------------------
increased $10.0 million, or 13.6%, from the third quarter of 2000. For the first nine months of 2001, cost of goods sold increased $1.4 million, or 0.7%, from the same period in 2000. As a percentage of sales, cost of goods sold for the third quarter of 2001 increased to 73.2% from 64.7% and for the first nine months of 2001 increased to 71.1% from 66.1%. The increase in cost of goods sold is due primarily to the combination of lower overall pricing in ammunition, higher sales volumes of lower margin Hunting/Shooting Sports segment products and higher manufacturing costs associated with lower ammunition production levels. In addition, the Company incurred charges of $0.8 million and $1.2 million for the third quarter and year-to-date periods, respectively, related to unplanned shutdowns at our ammunition facility.

         Operating Expenses. Operating expenses consist of selling, general and
         ------------------
administrative expense, research and development expense and other income and expense. Operating expenses for the third quarter of 2001 were $19.6 million, a decrease of $1.3 million, or 6.2%, from the third quarter of 2000. Year-to-date operating expenses for 2001 were $56.5 million, a decrease of $11.3 million, or 16.7%, from the same period of 2000, due primarily to the factors discussed below.

         Selling, general and administrative expenses for the third quarter of 2001 were $17.5 million, a decrease of $1.1 million, or 5.9%, from the third quarter of 2000. Year-to-date selling, general and administrative expenses were $50.0 million, a $4.5 million or an 8.3% decrease from the same year-to-date period in 2000. The decrease between the quarters resulted from a reduction in bad debt expense of $0.9 million combined with lower variable administrative expenses of $0.7 million, slightly offset by higher distribution costs of $0.5 million associated with higher transportation costs attributable to a smaller quantity of full truckloads. The decrease between the two periods for the year-to-date period was primarily attributable to a reduction in bad debt expense of $2.5 million combined with lower variable administrative expenses of $3.6 million partially offset by higher distribution costs of $1.7 million primarily attributable to start-up costs associated with the new distribution center, leased in Memphis, Tennessee and higher transportation costs associated with a smaller volume of full truckload shipments.

         Other expense for the quarter and year-to-date period ended September 30, 2000 included a $63.933 per share payment to holders of all stock options and deferred shares ($6.1 million special payment) that was declared on April 25, 2000.

         Interest Expense. Interest expense for the quarter ended September 30,
         ----------------
2001 was $3.9 million, a decrease of $0.6 million, or 13.3%, from the third quarter of 2000. The decrease in expense from quarter to quarter was primarily a result of declining interest rates combined with slightly lower average borrowings on the Revolving Credit Facility. Year-to-date interest expense was $12.2 million, an increase of $0.4 million, or 3.4% from the same period in 2000. The increase in interest expense for the year-to-date period was primarily a result of an increase in average borrowings on the Company's Revolving Credit Facility offset by lower interest rates.

Liquidity and Capital Resources

         Overview. The Company has generally funded expenditures for operations,
         --------
administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, with working capital needs being satisfied from time to time with borrowings under the Revolving Credit
Facility. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements in the future with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility, although no assurance can be given in this regard. The Company continues to focus on working capital management, including the collection of accounts receivable, decreasing inventory levels to bring them in line with sales projections and management of accounts payable.

         Cash Flows. Net cash used in operating activities was $7.4 million and
         ----------
$7.7 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Compared to the same period in 2000, the decrease in cash used in operating activities resulted primarily from a larger decrease in working capital components offset by a decrease in earnings and cash contributions of $8.0 million made to the defined benefit pension plan in 2001. Accounts receivable increased $40.4 million from December 31, 2000 to $91.8 million primarily as a result of approximately $53.1 million of firearms and ammunition sales on extended terms, which is consistent with prior years. Some of these terms provide cash discount incentives and require payment by October 2001 and April 2002. Inventories decreased $11.3 million from December 31, 2000 to $88.3 million as a result of the seasonality of the business combined with working capital management efforts to bring inventory levels in line with sales projections. See "--Seasonality." Accounts payable decreased $2.0 million from December 31, 2000 to $22.9 million as a result of the Company's planned decrease in spending. Net cash used in investing activities in the first nine months of 2001 and 2000 were $2.8 million and $11.8 million, respectively, consisting of capital expenditures for replacement equipment and improvement projects concentrated on enhancing the efficiency of existing facilities. Net cash provided by financing activities during the first nine months of 2001 was $12.5 million and net cash used in financing activities for first nine months of 2000 was $3.7 million. The increase in cash provided by financing activities primarily resulted from higher borrowings under the Revolving Credit Facility in 2000, primarily to fund the dividend to stockholders and the special payment to holders of options and deferred shares, and repayment of term loan, offset by cash on hand at the beginning of 2000.

         Working Capital. Working capital increased to $145.0 million at
         ---------------
September 30, 2001 from $115.9 million at December 31, 2000, primarily resulting from increases in accounts receivable partially offset by decreases in inventory. See "-Cash Flows." The seasonality of the Company's business generally causes accounts receivables to be higher in the first three quarters of the year. See "-Seasonality." The Company continues to focus on working capital management, including the collection of accounts receivable, decreasing inventory levels to be in line with sales projections and management of accounts payable.

         Capital Expenditures. Capital expenditures for the nine months ended
         --------------------
September 30, 2001 were $2.8 million, principally for new equipment related to the manufacture of firearms and ammunition, as well as replacement equipment and improvement projects concentrated on enhancing operating efficiency throughout existing facilities. The Company expects capital expenditures for 2001 to be in a range of $5.0 million to $7.0 million.

         Liquidity. As of September 30, 2001, the Company had outstanding $163.8
         ---------
million of indebtedness, consisting of approximately $86.8 million ($86.9 million face amount) of the Company's 9.5% Senior Subordinated Notes due 2003, and $74.7 million in revolving credit borrowings under the Credit Agreement and $2.3 million in capital lease obligations. As of September 30, 2001, the Company also had aggregate letters of credit outstanding of $4.9 million and $90.4 million was available for borrowing under the Revolving Credit Facility.

         At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Revolving Credit Facility. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility, although no assurance can be given in this regard.

         Credit Agreement. All borrowings under the Credit Agreement are
         ----------------
guaranteed by Holding, and are collateralized by substantially all of the assets of the Company. The Company may borrow up to $170.0 million (including certain letters of credit) under its revolving credit facility through September 30, 2003. Financing costs paid in connection with the Credit Agreement of $3.7 million were capitalized in 2000 and will be amortized over the remaining term of the Credit Agreement.

          Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum ("ABR Loans"), or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). The Company's interest rate margin for the first six months under the Credit Agreement was set at 1.0% and 2.0% for ABR Loans and Eurodollar Loans, respectively. As a result of the Company's performance, on October 31, 2000, the interest rate margin and commitment fees were reduced 0.5% and 0.125%, respectively. Effective March 28, 2001, the interest rate margin and commitment fees were increased 0.25% and 0.125%, respectively, as a result of the consolidated leverage ratio at December 31, 2000. On July 27, 2001, the interest rate margin was increased 0.25%, as a result of the consolidated leverage ratio on June 30, 2001. On the effective date of this filing, the interest rate margin will be increased 0.25% as a result of the consolidated leverage ratio on September 30, 2001. Each quarter the interest rate margin will be subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility and can be reduced up to 0.125% based upon the same financial performance measures. The occurrence of certain changes in control is an event of default under the Credit Agreement.

          The obligations under the Credit Agreement are guaranteed by Holding and are secured by a pledge of the Company's capital stock and by pledges of and security interests in substantially all the Company's property and assets including the Company's ownership interests in its subsidiaries RA Brands, L.L.C. and RA Factors L.L.C. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. As of September 30, 2001, the Company was in compliance in all material respects with the financial and other covenants under the Credit Agreement.

          Certain financial covenants under the Credit Agreement become more restrictive as of December 31, 2001, including the Consolidated Leverage Ratio (as defined in the Credit Agreement) that the Company is required to maintain. Based on results to date in the current year, management expects that the Company will not be in compliance with the new, more restrictive Consolidated Leverage Ratio as of December 31, 2001. The Company is engaged in discussions with the lenders under the Credit Agreement regarding such possible non-compliance. The Company believes that it will be able to obtain a waiver of such non-compliance from the requisite lenders under the Credit Agreement. Nonetheless, there can be no assurance that the Company will be able to do so, or that a failure to do so and any related default under the Credit Agreement would not result in a material adverse effect on the Company.

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

Statements of Financial Accounting Standards Not Yet Adopted

         On June 29, 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, which are required to be adopted by the Company as of January 1, 2002. Statement No. 142 requires that goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 not be amortized. The Statement further requires that the fair value of goodwill and other intangible asset with indefinite lives be tested for impairment upon adoption of the standard and annually thereafter or upon an occurrence of certain events. Management is currently evaluating the effects of these Statements. The Company has recorded amortization related to its goodwill and identifiable intangible assets of $1.8 million for the nine months ended September 30, 2001.

         On October 4, 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be adopted by the Company as of January 1, 2002. Statement No. 144 addresses the financial accounting and reporting for impairment of long-lived assets to be disposed of. Management is currently evaluating the effects of this Statement.


Regulatory Developments

         The federal Brady Handgun Violence Prevention Act of 1993 (the "Brady Bill"), which was extended in 1998 to include shotguns and rifles, mandates a national system of instant background checks for all firearm purchases from federally-licensed firearms retail dealers without regard to the venue of the sale. Federal legislation has been proposed to further extend this system to sales made by non-retail sellers at gun shows.

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

Information Concerning Forward-Looking Statements

         Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation: (i) the statement in "Business Trends and Initiatives" concerning the Company's belief that the general level of economic activity significantly affects the demand for sporting goods products in the hunting/shooting sports and related markets; (ii) the statement in "Business Trends and Initiatives" that the Company's management will continue to review the Company's operations with a view towards controlling costs in response to competitive pressures; (iii) the statements in "-Liquidity and Capital Resources - Cash Flows" concerning the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the New Revolving Credit Facility; (iv) the statement in "Liquidity and Capital Resources - Capital Expenditures" that the Company expects capital expenditures for 2001 to be in a range of $5.0 million to $7.0 million; (v) the statement in "Liquidity and Capital Resources - Credit Agreement" that the Company believes that it will be able to obtain a waiver from the requisite lenders under the Credit Agreement regarding possible non-compliance with the more restrictive Consolidated Leverage Ratio to go into effect on December 31, 2001; (vi) the Company's statements in "Quantitative and Qualitative Disclosures About Market Risk" concerning the Company's belief that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company and that it does not have a material exposure to fluctuations in foreign currencies; (vii) the statements in "Legal Proceedings" concerning the Company's belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company; and (viii) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

         Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Results of Operations for the Nine Month Period Ended September 30, 2001 as Compared to the Nine Month Period Ended September 30, 2000", "-Liquidity and Capital Resources" and "Legal Proceedings"), in the Company's Annual Report on Form 10-K for the period ended December 31, 2000, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of September 30, 2001. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company's products. At September 30, 2001, the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date have a fair market value of approximately $0.2 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes.

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

         As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of September 30, 2001, approximately 17 individual bodily injury cases and claims were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings. Some of these cases seek punitive as well as compensatory damages. Of these pending individual cases, one involves matters for which the Sellers retained liability and are required to indemnify the Company. The remaining pending cases involve post-Acquisition occurrences for which the Company bears responsibility under the Purchase Agreement and for which the Company is required to indemnify the Sellers; the Sellers have some responsibility for the costs of three of these cases involving certain shotguns, as described below. Another of the pending cases or claims for which Remington would bear financial responsibility under the Purchase Agreement involves the accidental fatal shooting with a Remington Model 700 bolt action rifle of a nine-year-old boy by his mother after a hunting trip in Montana. Although no lawsuit has been filed as of November 1, 2001, this incident has been the subject of repeated local and national media attention. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement.

         As a manufacturer of shotguns and rifles, Remington has been named in only three of the approximately 18 actions brought by certain municipalities, primarily against manufacturers and sellers of handguns: (i) City of Boston, et al. v. Smith & Wesson, et - al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct.. E.D. Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.).

         In the City of Boston case, first filed on June 2, 1999, the City of Boston and the Boston Public Health Commission claim (among other allegations) that the distribution practices of defendant firearms manufacturers allegedly permit their products to enter a secondary market, from which guns may be obtained by unauthorized users; that defendants have failed to include adequate safety devices in their firearms to prevent unauthorized use and accidental misuse; and that defendants' conduct has created a public nuisance. Plaintiffs seek injunctive relief and money damages (consisting of the cost of providing certain city services and lost tax and other revenues). By order of July 13, 2000, the trial court denied manufacturer-defendants' motion to dismiss, and defendants' request for interlocutory appeal of this decision was denied on September 19, 2000. Discovery is proceeding pursuant to the Joint Case Management Order, under which trial is presently scheduled for September 2002. Defendants' motion for partial summary judgment based on the unavailability of a "market share" liability theory was argued in the summer of 2001, and is under submission to the court.

         The City of St. Louis makes claims similar to those in the City of Boston litigation and seeks punitive as well as compensatory damages. The First Amended Complaint naming Remington was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the United States District Court for the Eastern District of Missouri by third-party defendant, Denel (Pty) Ltd., a firearms manufacturer majority-owned by the Republic of South Africa. Removal was made pursuant to Title 28, section 1330, of the United States Code, as an action involving a foreign state. On September 25, 2001, the federal court remanded the case to state court, (where motions to dismiss are pending).

         The City of New York, the New York City Health and Hospitals Corp., and certain city officials filed an Amended Complaint, dated September 1, 2000, in the United States District Court for the Eastern District of New York naming Remington and asserting claims similar to those in the City of Boston litigation. The Company answered on December 1, 2000. Plaintiffs' and defendants' initial discovery requests were served in June 2001. In August 2001, the City indicated its intention to file a second amended complaint. However, apparently as a result of the events of September 11, the City has asked that the case be put on hold pending the appeal by the State of New York of the dismissal of its lawsuit against handgun manufacturers (in which the Company is not a defendant).

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     10.1 Separation Agreement, dated July 2001, among Remington, Holding and Arthur Wheaton.

     10.2 Deferred Share Repurchase and Option Cancellation Agreement, dated as of July 2001, between Holding and Arthur Wheaton.

     99.1   Reconciliation of Income from Operations to EBITDA.




(b) Reports on Form 8-K
    -------------------

         During the quarter ended September 30, 2001, the Company filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RACI HOLDING, INC.


                                              /s/ Mark A. Little
                                       ----------------------------------
                                                  Mark A. Little

                                       Executive Vice President, Chief Financial
                                       Officer and Chief Administrative Officer
                                      (Principal Financial Officer)

November 14, 2001

                                INDEX TO EXHIBITS

   Exhibit No.       Description
   -----------       -----------
     10.1            Separation Agreement, dated July 2001, among Remington,
                      Holding and Arthur Wheaton.

     10.2            Deferred Share Repurchase and Option Cancellation
                      Agreement, dated as of July 2001, between Holding and Arthur Wheaton.

     99.1            Reconciliation of Income from Operations to EBITDA.