Form 10-K405
period 2001-12-31
RACI HOLDING INC
filed 2002-03-08
CIK 917676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------
                                   FORM 10-K

 (Mark One)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended December 31, 2001

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _____ to _____

                      Commission file number: 333-4520
                 -----------------------------------------------
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

                                 (336) 548-8700
                 ------------------------------------------------
                (Registrant's telephone number, including area code)

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

     [X]

     As of March 8, 2002, the registrant had outstanding 765,050 shares of Class A Common Stock, par value $.01 per share and 0 shares of Class B Common Stock, par value $.01 per share.

                         TABLE OF CONTENTS TO FORM 10-K
                         ------------------------------

PART I...................................................................................    3
  ITEM 1. BUSINESS.......................................................................    3
  ITEM 2. PROPERTIES.....................................................................   13
  ITEM 3. LEGAL PROCEEDINGS..............................................................   14
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................   16

PART II..................................................................................   17
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS............................................................   17
  ITEM 6. SELECTED FINANCIAL DATA........................................................   18
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS............................................   20
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...................................................................   32
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................   33
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE............................................   65

PART III.................................................................................   66
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................   66
  ITEM 11. EXECUTIVE COMPENSATION........................................................   69
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT....................................................................   73
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................   74

PART IV..................................................................................   76
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K...................................................................   76

                                    PART I
                                    ------

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

     The following sets forth the Company's sales for its aggregated operating segments for the periods shown (see Note 20 to the Company's consolidated financial statements for the year ended December 31, 2001 appearing elsewhere in this report):

                                       Year Ended December 31,
                              ------------------------------------------
                                 2001          2000              1999
                                -----         -------           ------
Hunting/Shooting Sports         $ 340.3       $ 345.1           $ 354.0
Other (a)                          42.8          43.6              49.1
                                -------       -------           -------

Total Sales                     $ 383.1       $ 388.7           $ 403.1
                                =======       =======           =======

____________
(a) Consists of fishing products, accessories, clay targets and commercial powder metal product ("PMP") parts.

Hunting/Shooting Sports

     Remington is the only domestic manufacturer of both firearms and ammunition. The Company enjoys a domestic market leadership position for many of its firearms product lines and is one of the three major manufacturers in the domestic ammunition market. According to ASDI in 2000, approximately 27 million people in the United States enjoy shooting sports, including approximately 17 million who hunt annually. Overall, the market for hunting-related products is a large, mature market that the Company believes generally will remain relatively flat, at least in the near future. Total domestic consumer expenditures in this market for hunting and firearms equipment, including ammunition in 2000 was estimated by NSGA to be approximately $1.6 billion.

      The Company believes that a number of trends currently exist that are potentially significant to the hunting/shooting sports market. First, the Company believes that the development of rural property in many locations has curtailed or eliminated access by hunters to private and public lands. However, the Company also believes that the number of private hunting facilities is increasing, as is the availability of alternatives to traditional hunting activities, such as sporting clays and shooting games that simulate hunting, and that these trends may help offset increasing restrictions on access and land use. Second, environmental issues, such as concern about lead in the environment, may also adversely affect the industry. See "--Environmental Matters." The Company has developed a line of shotshells that use steel shot and a new line of Premier(R) Hevi Shot(TM) that uses a tungsten-nickel-iron alloy instead of the industry standard lead shot. These shotshells are intended to reduce the amount of lead being introduced into the environment and to appeal not only to the shooter legally required to use steel shot, but also to the environmentally concerned shooter. Third, the Company believes that hunting safety issues may affect sales of firearms, ammunition and other shooting-related products; in the northeastern United States, for example, some communities permit hunters to use only shotguns (which have a shorter average range than rifles) for deer hunting in order to minimize the possibility of shooting accidents in more densely populated areas. The Company markets specialized ammunition, its Premier(R) Copper Solid(TM) sabot slug, intended for use in a shotgun, which is designed to give hunters the accuracy and effectiveness of a rifle. Additionally, the Company believes that the current status, of firearms regulatory proposals and municipal firearms litigation, or the consumer perception thereof, could adversely affect the firearms and ammunition markets. The Company produces firearms and ammunition that are generally used by hunters and sporting enthusiasts. It does not produce either "assault weapons" (as defined in the federal law enacted in 1994), or handguns, although it does produce handgun ammunition.

     Although the Company believes that these trends have not had a material adverse effect on its business in the past, there can be no assurance that they will not do so in the future, or that industry sales of firearms, ammunition and other shooting-related products will not decline. See "--Regulation."

Products
--------

     The Company's Hunting/Shooting Sports product offerings include a comprehensive line of recreational shotguns and rifles, sporting ammunition and ammunition reloading components. In the 186 years since the first Remington firearm was made, Remington has introduced its versions of the metallic centerfire cartridge (1867), the auto-loading shotgun (1905), the repeating centerfire rifle (1906), the pump-action shotgun (1907) and the bolt-action centerfire rifle (1921), all of which became standards in the industry.

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

     In 2000, according to NSGA, the Company had one of the largest shares of the U.S. retail shotgun market based on sales volume, at approximately 21%, with its leading competitor holding a market share of approximately 23%. The Company produces numerous variations of shotguns. The Company's most popular shotguns, the Model 1100(TM) and Model 11-87(TM) auto-loading and the Model 870(TM) pump-action, range in retail list price from approximately $229 to $799. Remington shotguns are offered in versions that are marketed to both the novice and the experienced gun owner. Specialty shotguns focus on the deer and turkey hunting markets and recreational and competitive clay target shooting, as well as various law enforcement applications.

     Remington was also a leading brand of rifles in the United States in 2000 based on sales volume, according to NSGA, with a market share of approximately 22%, with its nearest competitor holding a market share of approximately 21%. The Company's most popular rifles are the Model 700(TM), Model Seven(TM), Model 7400(TM) and Model 7600(TM) centerfire rifles and the family of Model 597(TM) rimfire rifles. To appeal to a broad range of shooters, the Company manufactures these rifles in a wide variety of calibers, configurations and finishes. The Company presently manufactures three types of centerfire rifles: bolt-action, pump-action and auto-loading. In addition, the Company produces pump-action and auto-loading .22 caliber rimfire rifles. The Company's bolt-action Model 700 rifle is considered the standard in the industry, and the Company has versions utilizing stainless steel barrels and synthetic stocks for weather durability. Retail list prices for the Company's most popular rifles range from approximately $349 to $849.

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

     The Company markets its ammunition products primarily under the brand names Remington, Peters(R) and UMC(R), through firearms dealers, sporting goods stores and mass merchandisers. In general, Remington branded products compete in both the middle and high performance categories, while the UMC and Peters brands are considered popularly priced ammunition.

     In 2001, the Company continued to introduce new products that satisfy the need for specialized, high performance firearms and ammunition. The Company introduced the Model 710(TM) bolt-action centerfire rifle and the Model 700 titanium ultimate lightweight bolt-action rifle. Product line expansions include new versions of the Model 11-87 Super Magnum(TM) shotgun, which the Company believes provides Remington with the most extensive line of turkey-specific shotguns in the industry. Ammunition introductions in 2001 include the 7mm Remington Ultra Mag(TM) and the .375 Remington Ultra Mag(TM) centerfire rifle cartridges as well as new Premier(R) high-velocity turkey and Express(R) high-velocity upland game shotshell lines.

Service and Warranty
--------------------

     The Company supports service and repair facilities for all of its firearm products in order to meet the service needs of its distributors, customers and consumers nationwide. The Company provides consumer warranties against manufacturing defects in all firearm products it sells in North America. Estimated future warranty costs are accrued at the time of sale. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections is recognized in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, and charged to operations.

Manufacturing
-------------

     The Company currently manufactures its Hunting/Shooting Sports products at three plants, all located within the United States. The Company's facility in Ilion, New York manufactures shotguns, rifles, powder metal parts and accessories such as extra barrels, and also houses a portion of the Company's gunsmith repair services and its custom gun shop. The Company's facility in Mayfield, Kentucky manufactures rimfire and centerfire rifles. The Company's facility in Lonoke, Arkansas manufactures ammunition and ammunition components.

     To manufacture its various firearm models, the Company utilizes a combination of parts manufactured from raw materials at the Ilion and Mayfield facilities or components purchased from independent manufacturers. Prior to assembly, purchased parts may be modified through several secondary processes, such as metal removal, joining, heat treating, forming and coloring. Manufactured parts, including many of the basic metal component parts of the firearms manufactured by the Company, are produced from raw materials via the processes of material removal, finishing, heat treating and forming using metal and plastic injection molding techniques. Quality control processes are employed throughout the production process, utilizing specifically tailored testing procedures and analyses. The Company believes that its firearm manufacturing safety record is among the best in the U.S. firearms industry.

     The manufacturing of ammunition at Lonoke consists of four major production areas: Primer, Centerfire, Shotshell and Rimfire. In the Primer area, ingredients are manufactured on site utilizing two separate precipitation processes and then combined with fuels and binders to form primer mixture. The Centerfire operation consists of bullet manufacture, shell manufacture, priming, loading and packaging. The Shotshell operation consists of shot manufacture, head manufacture, body manufacture, assembly and priming, loading and packaging. Lead shot is manufactured by pouring molten lead through a screen, forming lead spheres that solidify as they fall over 100 feet into a cushion of water. The other components of a shotshell are made by forming brass strip, brass plated steel and polyethylene hulls and wads via several stamping and extrusion processes. The Rimfire operation consists of shell manufacture, priming, loading and packaging. Several continuous rotary machines form shells, insert bullets and add smokeless powder. Throughout the various processes, Company technicians continuously monitor and test the velocity, pressure and accuracy levels of the ammunition. The Company believes that its ammunition manufacturing safety record is among the best in the U.S. ammunition industry.

Supply of Raw Materials
-----------------------

     To manufacture its various products, the Company utilizes numerous raw materials, including steel, lead, brass, powder, plastics and wood, as well as manufactured parts purchased from independent manufacturers. For a number of the Company's raw materials, it relies on one or a few suppliers. As an example, the Company's requirements for brass strip and walnut gun stock blanks are each currently being met by a single vendor. Although alternative vendors could be found for single source suppliers, any disruption in the Company's relationships with any of these vendors or reductions in the production of the material supplied could, in each case, adversely affect the Company's ability to obtain an adequate supply of the material.

     Generally, the Company has had satisfactory, long-term relationships with its suppliers. The Company has purchase contracts with certain of its suppliers for periods ranging from one to seven years, with no commitment to purchase specified quantities. The Company does not have formal contracts with the other suppliers. The Company believes that it has a good relationship with each of its vendors and does not currently anticipate any material shortages or disruptions in supply from these vendors.

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

All Other Product Lines

     According to ASDI, as of 2000, approximately 54 million people participated in fishing activities. Fishing is considered an inexpensive sport that can be enjoyed by people of widely varying ages, skills and abilities. The Company distributes a range of monofilament fishline, terminal tackle and accessories under the brand name Stren, offering eight families of fishline for the recreational fisherman. The Company also markets a limited line of fishing accessories, including tools, knives, terminal tackle and lure accessories. SMRG estimates that the U.S. retail market for recreational fishline was approximately $68 million in 2000, of which the Company had a 30% market share based on sales dollars.

     The Company purchases a significant amount of the fishline it requires for its product lines from DuPont under a supply agreement, which is automatically renewed annually unless either party notifies the other of its intent to terminate no fewer than 120 days prior to the proposed termination date. Any disruption in the Company's relationship with DuPont, or reductions in fishline production by DuPont, could adversely affect the Company's ability to obtain an adequate supply of fishline on terms favorable to the Company. Alternative sources, many of which are foreign, exist from which the Company could obtain such supply. Although the Company currently has supply relationships with some of these alternative sources, the Company cannot estimate with any certainty the sufficiency of the quantity or quality of materials that could be so obtained. In addition, the Company may incur additional costs in sourcing raw materials from alternative producers.

     Remington produces a complete line of clay targets for use in trap, skeet and sporting clays shooting activities, marketed under the Blue Rock(R) brand name. The Company's clay targets are manufactured at two facilities located in Ada, Oklahoma and Findlay, Ohio. Targets are manufactured from a mixture of limestone and petroleum pitch.

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

Marketing and Distribution

     The Company's products are distributed throughout the United States and in over 55 other countries. In the United States, Remington products are distributed primarily through a network of wholesalers and distributors who purchase the product directly from the Company for resale predominantly to retailers, and retailers who purchase the product from the Company for resale predominately to end users. The end users include sportsmen, hunters, target shooters, gun collectors, and law enforcement and other government organizations.

     The Company's products are marketed primarily through manufacturer's sales representatives. In 2001, approximately 63% of the Company's sales consisted of sales made through the five manufacturer's sales representative groups who market principally to wholesalers, dealers and regional chains. Such sales representatives are prohibited from selling competing goods from other manufacturers and are paid variable commissions based on the type of products that are sold. The customers to which the sales representatives market the Company's products are authorized to carry specified types of Remington products for a non-exclusive one-year term, though not all carry the full range of products. These customers generally carry broader lines of merchandise than do the mass merchandisers and are less seasonal in sales.

     The Company's in-house sales force markets the Company's product lines directly to national accounts (consisting primarily of mass merchandisers) and to federal, state and local government agencies. Approximately 21% of the Company's total net revenues and approximately 19% of the Company's Hunting/Shooting Sports revenues in 2001 consisted of sales made to a national account, Wal-Mart Stores, Inc. ("Wal-Mart"). National accounts generally provide convenient access for hunting and shooting consumers to the Company's products but carry a more limited array of products and are more seasonal in sales. The Company's sales to Wal-Mart are not governed by a written contract between the parties. Although the Company believes its relationship with Wal-Mart is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company's financial condition or results of operations. No other single customer comprises greater than or equal to 10% of sales. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of a governmental purchaser.

     Foreign sales were approximately 7% of the Company's total sales for 2001 and 6% of the Company's total sales in 2000 and 1999. Hunting/Shooting Sports foreign sales were approximately 7% of the Company's Hunting/Shooting Sports total sales for 2001, 2000 and 1999, respectively. Company sales personnel and manufacturer's sales representatives market to foreign distributors generally on a nonexclusive basis and for a one-year term. Remington also has a wholly owned subsidiary, Remington International, Ltd., which is a foreign sales corporation.

     Most of those firearms products of the Company designed generally for use during the fall hunting season are sold pursuant to a "dating" plan which allows the purchasing distributor to buy the products commencing at the beginning of the Company's dating plan year, and pay for them on extended terms. Discounts are offered for early payment under this plan. In the first quarter of each dating plan year, the Company receives orders from its customers, which are designated as firm by such customers, although the Company may permit adjustments in outstanding unfilled orders. The Company also follows industry practice in canceling most firearms orders from its distributors that remain unfilled at the end of each dating plan year. Beginning in 2002, the Company began a new dating plan relating to ammunition that offers discounts for payment prior to the standard 60-day payment period. As a competitive measure, the Company also offers extended payment terms on select ammunition purchases. For further discussion of seasonality and related matters, see "Management's Discussion of Financial Condition and Results of Operations -- Purchasing Patterns; Seasonality." The backlog of unfilled total company orders was approximately $104.8 million as of January 31, 2002, compared to $183.5 million in the prior year. The backlog of unfilled Hunting/Shooting Sports orders was approximately $102.3 million as of January 31, 2002, compared to $180.2 million in the prior year.

Research and Development

     The Company maintains a research and development program, with 47 employees assigned to these efforts as of December 31, 2001. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers, as well as successful products introduced to the market by the Company's competitors. The Company's research and development program involves an in-house team of engineers, draftsmen and other technical personnel working with marketing managers and using tools such as computer-assisted design and a variety of consumer research techniques. Research and plant technical staffs then collaborate to produce an experimental prototype, ensuring that potential new products and the manufacturing processes to create them are concurrently designed. Following a successful prototype, a pilot run is commenced to ensure that plant personnel and equipment can manufacture the product efficiently. The Company continues to introduce new products employing innovations in design and manufacturing in both firearms and ammunition. Product line expansions in 2001 include new versions of the Model Seven centerfire rifle in various Ultra-Magnum calibers and new versions of the Model 700 centerfire rifle. New ammunition developments in 2001 include a new line of high performance, bonded rifle bullets marketed under the Core-Lokt Ultra(TM) brand. Two new Ultra Mag cartridges, the 300 & 7mm Remington Short Action Ultra Mag(TM) were launched, expanding Remington's franchise in the heavy magnum product arena, while the .221Fireball(TM) cartridge was reintroduced, complementing the Model 700 Classic firearm offering. The UMC category was expanded to include Jacketed Hollow Point bullet specifications in the pistol & revolver category. A proprietary high density, non-toxic product, Premier Hevi Shot(TM) was launched delivering an enhanced performing shotshell for turkey and waterfowl hunting. The Company also developed the Core-Lokt
Ultra slug, which provides superior performance for shotgun deer hunters.

     Research and development expenditures for the continuing operations of the Company in 2001, 2000, and 1999 amounted to approximately $5.9 million, $6.4 million and $6.7 million, respectively. The Company does not have customer sponsored research and development expenditures or programs.

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

     RA Brands, L.L.C. owns the Remington marks (and registrations thereof) for use in its firearms and ammunition product lines, as well as for certain related products associated with hunting, wildlife and the outdoors. The Company does not own, but has the right to use, the Remington mark with respect to certain other products marketed by it (the "Ancillary Products"), including certain knives and other merchandising items, pursuant to the Trademark Settlement Agreement, dated December 5, 1986 (the "Trademark Settlement Agreement"), between the Company and Remington Products, Inc. ("RPI"). RPI uses a different version of the Remington mark to sell consumer products, including electric razors and hairdryers. The Trademark Settlement Agreement resulted from the settlement of certain litigation between the Company and RPI over the use of the Remington mark on products marketed by both parties. RPI is not affiliated with Remington, Holding, DuPont or Sporting Goods and was not involved with the Acquisition. The Trademark Settlement Agreement provided for the formation of Remington Licensing Corporation ("RLC"), the capital stock of which is owned equally by the Company and Remington Products Company LLC ("RPC") as successor to RPI, which also holds as transferee RPI's interest in respect of the Trademark Settlement Agreement. RLC owns the Remington marks in the United States with respect to products of mutual interest to the Company and RPC, and licenses such marks on a royalty-free basis to the Company and RPC for products in their respective markets. The Trademark Settlement Agreement does however, limit the Company's ability to expand the use of the Remington mark into product areas claimed by RPC, particularly personal care products. The Trademark Settlement Agreement is currently relevant primarily to the Company's U.S. operations, but does provide for cross-licensing between the Company and RPC outside the United States. The Trademark Settlement Agreement also provides that, if certain bankruptcy or insolvency-related events occur with respect to either of RLC's shareholders, such shareholder may be contractually required to sell such shareholder's RLC stock to RLC or RLC's other shareholder at its book value or, under certain circumstances, at fair market value. While in some cases such requirement may not be enforceable under the U.S. Bankruptcy Code, such a purchase from the Company could provide RPC with greater leverage over RLC's licensing relationship with the Company with respect to Ancillary Products.

     The Company does not own any patents or other intellectual property with respect to the manufacture of the nylon monofilament fishline products that it markets and distributes. The Company purchases a significant amount of its fishline requirements under a supply agreement with DuPont. See "--All Other Product Lines."

Licensing

     RA Brands, L.L.C., which owns the Remington and Stren trademarks, licenses the marks to certain companies that manufacture and market products that complement the Company's product line. Currently, the Remington mark is licensed for use on, among other things, sporting and outdoor apparel, caps, gun cases, fishing rods and reels, non-prescription sun, shooting and safety glasses, tree stands, wildlife feeders and certain other nostalgia/novelty goods. The Stren mark is licensed for use on sunglasses, fish feeders and caps. The Company strives to ensure that the quality, image and appeal of these licensed products are consistent with the high-quality image of its core products. These licenses generally grant an exclusive right to sell a specific product category, with the standard term being three years with terms for renewals. The Company believes that these licenses increase the market recognition of the Remington trademark and enhance the Company's ability to market core products and that licensing facilitates new cross-marketing promotional opportunities and generates income. Certain of the Company's licensing efforts are carried out under terms established in the Trademark Settlement Agreement described above.

Competition

     The markets in which the Company operates are highly competitive. Competition is based primarily on quality of products, product innovation, price, and customer service and support. Product image, quality and innovation are the dominant competitive factors in the firearms industry, with price the dominant factor in the ammunition industry.

     The Company's competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than the Company. The Company's shotgun products compete primarily with products offered by O. F. Mossberg & Sons, Inc., USRAC (which produces Winchester firearms) and Browning (which, with USRAC, is owned by the Walloon regional government of Belgium). The Company's rifles compete primarily with products offered by Marlin Firearms Co., Sturm Ruger & Co., Inc., USRAC, Savage Arms, Inc. and Browning. In the ammunition market, the Company competes primarily with the Winchester unit of Olin Corporation, and the Federal Cartridge Co. and CCI units of Alliant Techsystems, Inc., purchased in

December 2001 from Blount International, Inc. The Company's fishing line products compete primarily with products offered by Pure Fishing, formerly Berkley, Inc., and JWA Fishing, and private label products.

     The Company believes that it competes effectively with all of its present competitors. However, there can be no assurance that the Company will continue to do so, and the Company's ability to compete could be adversely affected by its leveraged condition.

Seasonality

     Historically, the Company's sales have been moderately seasonal, with higher sales during the third quarter, and lower sales during the other quarters, principally due to the need to meet customer requirements for ammunition and, to a lesser extent, firearms, during the primary hunting season. The Company did experience an increased demand for its hunting/shooting sports products in fourth quarter 2001 as compared to fourth quarter 2000. Management believes that this increase in demand is attributable, at least in part, to the impact on consumers of the terrorist attacks on New York and Washington on September 11, 2001. Because the longer-term effects of such events are inherently unpredictable, management cannot determine with certainty the impact of these events on future demand. The Company follows the industry practice of selling firearms pursuant to a "dating" plan allowing the customer to buy the products commencing at the beginning of the Company's dating plan year. The Company believes that this dating plan has partially offset the seasonality of the Company's business by shifting firearms sales to the first quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Purchasing Patterns; Seasonality."

Regulation

     The manufacture, sale and purchase of firearms are subject to extensive federal, state and local governmental regulation, as well as certain foreign regulation. The basic federal laws are set forth in the National Firearms Act and the Federal Firearms Act, which were originally enacted in the 1930s and which have been amended from time to time. Federal law generally prohibits the private ownership of fully automatic weapons and places certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons. The Company possesses valid federal licenses for all of its owned and leased sites to manufacture and/or sell firearms and ammunition.

     In 1994, a federal law was enacted that generally prohibits the manufacture of certain firearms defined as "assault weapons" as well as the sale or possession of "assault weapons" except for those that, prior to the law's enactment into law, were legally in the owner's possession. This law expressly exempts approximately 650 models of firearms that are generally used by hunters and sporting enthusiasts, including all of the Company's current firearms products. Various bills have been introduced in Congress in recent years to repeal the ban on semi-automatic assault weapons and large-capacity ammunition feeding devices; the likelihood of their passage is uncertain. Another federal law, enacted in 1993 and extended in 1998, the so-called "Brady Bill," mandates a national system of instant background checks for all firearms (including long guns) purchased from federally-licensed firearms dealers. Legislation has been proposed to further extend this system to sales made by non-licensed sellers at gun shows.

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

     State and local laws and regulations vary significantly in the level of restrictions they place on gun ownership and transfer. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Although many states have in effect mandatory waiting period laws for handguns, there are currently few restrictive state regulations applicable to handgun ammunition. The Company's current firearm and ammunition products generally are not subject to existing state restrictions on ownership, use or sale of certain categories of firearms and ammunition, and generally would not be subject to any known proposed state legislation relating to regulation of "assault weapons." However, Remington firearms are covered under several recently enacted state regulations requiring guns to be sold with internal or external locking mechanisms.

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

Employees

     As of January 31, 2002, the Company employed approximately 2,243 full-time employees of whom nearly 2,015 were engaged in manufacturing, approximately 181 in sales and general administration and approximately 47 in research and development. An additional work force of temporary employees is engaged during peak production schedules.

     The United Mine Workers of America ("UMWA") represent hourly employees at the Company's plant in Ilion, New York. The five-year collective bargaining agreement with UMWA expires in September 2002. Delay in renewing or inability to renew this agreement could have a material adverse effect on the Company. The Company also has a labor agreement with Local 2021 of the United Automobile, Aircraft and Agricultural Implement Workers of America, U.A.W., which represents hourly employees at the Company's plant in Findlay, Ohio, which agreement is terminable by either party on notice. Employees at the Company's Lonoke, Arkansas, Mayfield, Kentucky and Ada, Oklahoma facilities are not represented by unions. There have been no significant interruptions or curtailments of operations due to labor disputes since prior to 1968 and the Company believes that relations with its employees are satisfactory.

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

     On June 7, 1999, the Company was informed that it was a potentially responsible party in a case involving the RSR Corporation (RSR) Superfund site in Dallas, Texas. The Company shipped lead waste to this facility in the 1980's. DuPont has accepted responsibility for this liability under the terms of the 1993 Environmental Liability Services Agreement with the Company. See "--Certain Indemnities."

     On January 6, 2000 the Company received a request for information related to shipments of used drums to Container Recycling Inc., a Superfund site in Kansas City, Kansas. Shipments were made in 1994 and it is possible that the Company may be identified as a potentially responsible party as the investigation continues. Based upon the limited number of containers shipped to this site, the Company believes that if it were found to be a potentially responsible party, the Company's costs to resolve the matter would not be significant.

     On March 5, 2001, the Company received a request for information relating to any use of the Agriculture Street Landfill, a Superfund site in New Orleans, LA. DuPont has accepted responsibility for this site under terms of the 1993 Environmental Liability Services Agreement with the Company, and responded to EPA. The Company identified no contribution to or use of this site.

     On February 21, 2002, the Company received a request for information regarding the Peters Cartridge Company's Kings Mills Technical Center, in Warren County, Ohio. While Peters Cartridge Company was owned by Dupont, the only assets relating to Peters Cartridge Company transferred to Remington as part of the Acquistion was the Peters trademark. Although the Company is still reviewing its records and materials regarding this site, it believes that any responsibility for this site would rest with DuPont under the terms of the 1993 Environmental Liability Services Agreement with the Company.

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

     Remington has fully paid the amount of its limited financial responsibility for all environmental liabilities relating to the ownership or operation of the Business prior to the Acquisition, and for liabilities relating to any product liability claims arising from occurrences prior to the Acquisition. The Sellers retained all liabilities in respect of such environmental and product liability matters in excess of such amount, as well as for all claims relating to discontinued products, and are required to indemnify Remington with respect thereto. The Sellers are also required to indemnify Remington for certain claims for economic loss relating to certain products manufactured prior to mid-1997. In addition, the Sellers agreed in 1996 to indemnify Remington against a portion of certain product liability costs involving certain shotguns manufactured prior to 1995 and arising from occurrences on or prior to November 30, 1999. These indemnification obligations of the Sellers relating to product liability and environmental matters (subject to a limited exception) are not subject to any survival period limitation, deductible or other dollar threshold or cap. The Sellers and Remington are also party to separate agreements setting forth agreed procedures for the management and disposition of environmental and product liability claims and proceedings relating to the operation or ownership of the Business prior to the Acquisition, and are currently engaged in the joint defense of certain product liability claims and proceedings. See "Legal Proceedings."

Item 2. PROPERTIES

     The Company's manufacturing operations are currently conducted at five owned facilities. The following table sets forth certain information regarding each of these facilities:

                                                                   Square Feet
       Plant                           Product                    (in thousands)
------------------  --------------------------------------------  -------------
Ilion, New York     Shotguns; centerfire and rimfire rifles           1,000
Lonoke, Arkansas    Shotshell; rimfire and centerfire ammunition        750
Mayfield, Kentucky  Rimfire rifles and centerfire rifles                 44
Findlay, Ohio       Clay targets                                         40
Ada, Oklahoma       Clay targets                                         21

     The Company believes that these facilities are suitable for the manufacturing conducted therein and have capacities appropriate to meet existing production requirements. The Lonoke, Ilion and Mayfield facilities each contain enclosed ranges for testing firearms and ammunition.

     The Company's headquarters and related operations are conducted in an office building owned by the Company in Madison, North Carolina. Research and development is conducted at a facility owned by the Company in Elizabethtown, Kentucky. All of the real property owned by the Company has been mortgaged to secure the Company's obligations under the Company's senior bank credit agreement. The Company also leases and contracts for services from a warehouse in Memphis, Tennessee.

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

     Since December 1, 1993, the Company has maintained insurance coverage for product liability claims subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate for personal injury or property damage relating to occurrences arising after the Acquisition. The Company believes that its current product liability insurance coverage for personal injury and property damage is adequate for its needs. The Company's current product liability insurance policy provides for a self-insured retention of $0.5 million per occurrence (plus pro-rata legal expenses) and a $10.0 million indemnity loss aggregate. The current policy period runs from December 1, 2001 through November 30, 2002. The current policy has a batch clause endorsement, which in general provides that if a batch of the Company's products were to be defective, the Company's liability for expenses and damages related to the entire batch would be capped at the amount of self-insured retention for a single occurrence. The policy excludes from coverage any pollution-related liability. Based in part on the nature of the Company's products, and the impact on the insurance market of the events of September 11, 2001, there can be no assurance that the Company will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of the Company's post-December 2001 excess insurance coverage expressly does not apply to actions brought by municipalities as described below.

     As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of December 31, 2001, approximately 20 individual bodily injury cases and claims were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, some of these cases seek punitive as well as compensatory damages. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the pending individual cases and claims, approximately two involve matters for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 18 pending cases involve post-Acquisition occurrences for which the Company bears responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of approximately two of these cases involving certain shotguns, as described below. One of the pending cases for which Remington bears financial responsibility involves the accidental fatal shooting in October 2000 with a Remington Model 700 bolt-action rifle of a nine-year-old boy, Gus Barber, by his mother after a hunting trip in Montana. This case has been the subject of repeated local and national media attention, and in December 2001, the family filed a lawsuit in federal district court in Montana. The Company has not been formally served but understands that the action names Remington and the Sellers as defendants. Like many Remington bolt-action centerfire firearms made before 1982, the Barber rifle was manufactured with a feature known as a 'bolt-lock,' which requires the manual safety to be moved to the 'fire' position to begin the process of unloading the rifle. Partly in response to this accident, in early March 2002, the Company has initiated a nationwide product safety program to run through the end of 2002 under which the Company will modify such centerfire firearms to remove the bolt-lock feature for $20. Participating customers will receive a transferable $20 rebate coupon on the purchase of Remington safety products. Approximately
2.5 million guns manufactured before 1982 may be eligible for this offer. The Company is unable to estimate the ultimate cost of this modification program, due to various uncertainties, including the number of customers who choose to participate in the program and the condition of their firearms. However, based inpart on the length of time since these products were manufactured, the Company does not believe that the ultimate cost of the safety program will have a material adverse impact on financial condition or liquidity, there can be no assurance of such an outcome.

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

     In the City of Boston case, first filed on June 2, 1999, the City of Boston and the Boston Public Health Commission claim (among other allegations) that the distribution practices of defendant firearms manufacturers allegedly permit their products to enter a secondary market, from which guns may be obtained by unauthorized users; that defendants have failed to include adequate safety devices in their firearms to prevent unauthorized use and accidental misuse; and that defendants' conduct has created a public nuisance. Plaintiffs seek injunctive relief and money damages (consisting of the cost of providing certain city services and lost tax and other revenues). By order of July 13, 2000, the trial court denied manufacturer-defendants' motion to dismiss, and defendants' request for interlocutory appeal of this decision was denied on September 19, 2000. Discovery is proceeding pursuant to the Joint Case Management Order, under which trial is presently scheduled for September 2002. On February 1, 2002, the trial court issued an order granting defendants' motion for partial summary judgment, prohibiting the plaintiffs from attempting to prove liability on a "market share" theory.

     The City of St. Louis makes claims similar to those in the City of Boston litigation and seeks punitive as well as compensatory damages. The First Amended Complaint naming Remington was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the United States District Court for the Eastern District of Missouri by third-party defendant, Denel (Pty) Ltd., a firearms manufacturer majority-owned by the Republic of South Africa. Removal was made pursuant to Title 28, section 1330, of the United States Code, as an action involving a foreign state. On September 25, 2001, the federal court remanded the case to state court, (where motions to dismiss are pending). On February 20, 2002, the trial court heard argument on defendants' motion to transfer venue to the Circuit Court for St. Louis County, the motion was granted on March 1, 2002.

     The City of New York, the New York City Health and Hospitals Corp., and certain city officials filed an Amended Complaint, dated September 1, 2000, in the United States District Court for the Eastern District of New York naming Remington and asserting claims similar to those in the City of Boston litigation. The Company answered on December 1, 2000. Plaintiffs' and defendants' initial discovery requests were served in June 2001. In August 2001, the City indicated its intention to file a second amended complaint. However, in part as a result of the events of September 11, the City has asked that the case be put on hold pending the appeal by the State of New York of the dismissal of its separate lawsuit against handgun manufacturers (in which the Company is not a defendant).

     Motions to intervene had been filed in another such municipal lawsuit, Chicago v. Beretta U.S.A. Corp. (Cook Co. Ct.), seeking to name as additional defendants unidentified "ammunition manufacturers." Such intervention was not permitted by the Court, which, on September 15, 2000, granted the existing defendants' motion to dismiss the case. The City's appeal of this decision has been briefed and argued to the intermediate level court of appeals.

     The numbers of cases listed above do not include Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. Du Pont de Nemours and Company et al. ("Luna"), which was first filed in 1989 in Texas district court in Jim Wells County. The plaintiffs sought certification of a class consisting of all Texas owners of Model 700 bolt-action rifles seeking the cost of repair. In June 1996, the district court certified for class treatment certain limited issues; this ruling was reversed on appeal. Remington was not named as a defendant until July 1996, and was not a party to the appeal, although the appellate courts' decisions should govern class action claims against Remington as well. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against claims for economic loss involving Model 700 rifles shipped prior to the end of May 1997. Claims involving Model 700 rifles shipped thereafter would be the Company's responsibility and, to the extent that they do not involve personal injury or property damage, would not be covered by the Company's product liability insurance.

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

     In recognition of and support of certain legal and legislative initiatives, the firearms industry has established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. During 2002, the Company will contribute a percentage of its domestic net revenue from sales of its firearms and select accessory products to this organization. Contributions in 2001 and 2000 were $1.7 million and $2.9 million, respectively.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

                                     PART II
                                     -------

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

There is no established public trading market for either Holding's or Remington's common stock. Prior to 1997, the only holder of Holding's Common Stock was The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"). On August 25, 1997 Holding filed a registration statement on Form S-8 with the Securities and Exchange Commission to register 12,500 shares of Class A Common Stock ("Common Stock"), par value $.01 per share, of Holding for issuance in accordance with the RACI Holding, Inc. Director Stock Purchase Plan (the "1997 Directors' Plan"). As of December 31, 2001, a total of 11,250 shares of Class A Common Stock had been issued to five directors under the 1997 Directors' Plan and 1,800 shares of Class A Common Stock were issued to five directors under the 1994 Directors' Plan. See "Security Ownership of Certain Beneficial Owners and Management." The only holder of Remington's common stock is Holding. During 2000, the Company paid dividends of $71.929 per share in an aggregate amount of $55.3 million to all shareholders of record. The Company also declared a special payment to holders of all stock options and deferred shares of $71.929 per share, in an aggregate amount of $6.9 million. The Company did not pay any dividends during 2001. As Holding has no separate operations, its ability to pay dividends is dependent upon the extent to which it receives dividends or other funds from Remington. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the respective company, subject to the restrictions set forth in the Amended and Restated Credit Agreement, dated as of April 28, 2000, among the Company, The Chase Manhattan Bank, Bank of America, Goldman Sachs Credit Partners L.P. and certain other lenders (the "Credit Agreement"), and the indenture for its subordinated notes (the "Indenture"), which currently restrict the payment of cash dividends to shareholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," "--Credit Agreement" and "--Notes" and Note 14 to the Company's consolidated financial statements for the year ended December 31, 2001 appearing elsewhere in this report.

Item 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial information derived from the Company's consolidated financial statements as audited by its independent accountants, PricewaterhouseCoopers LLP, for each of the years in the five-year period ended December 31, 2001. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and related notes and other financial information included elsewhere in this report.

                                                               Year Ended December 31,
                                               ----------------------------------------------------
                                                  2001      2000      1999      1998     1997
                                                  ----      ----      ----      ----     ----
Statement of Operations Data:                     (Dollars in Millions, Except Per Share Data)

Sales (a)..................................      $ 383.1   $ 388.7    $403.1    $385.8   $384.0
Gross Profit...............................        109.8     132.8     129.9     123.0    113.0
Operating Expenses.........................         72.3      84.8      78.1      75.5     77.6
Operating Income...........................         37.5      48.0      51.8      47.5     32.6
Interest Expense...........................         15.3      15.6      14.1      19.2     23.6
Income before Taxes........................         22.2      32.4      37.7      28.3      9.0
Net Income.................................         13.7      19.9      23.0      17.2      5.5
Basic Income Per Common Share..............        17.25     25.10     29.68     22.63     7.33
Diluted Income Per Common Share............        16.90     24.49     28.89     22.26     7.33
Dividends Paid per Common & Redeemable
Share (b)..................................            -     71.93         -         -        -
Ratio of Earnings to Fixed Charges (c)               2.4x      3.0x      3.7x      2.5x     1.4x

Operating and Other Data:
EBITDA as Defined (d)......................      $  56.8   $  73.0    $ 74.0    $ 64.2    $52.2
EBITDA Margin (d) (e)......................         14.8%     18.8%     18.4%     16.6%    13.7%
Depreciation and Amortization (f)..........      $  16.9   $  16.4    $ 16.0    $ 15.9    $15.1
Other Non-cash Charges (g).................          1.1       1.2       6.2       1.1      3.7
Nonrecurring and Restructuring Items (h)...          1.3        .5         -     (0.3)      0.8
Special Payment (b)........................            -       6.9         -         -        -
Ratio of EBITDA to Interest Expense (d)(f)           4.2x      5.4x      6.1x      3.7x     2.4x
Consolidated Fixed Charge Coverage
  Ratio (i)................................          3.6x      4.2x      5.2x      3.4x     2.2x
Capital Expenditures.......................      $   4.2   $  17.4    $ 13.0    $  8.5     $5.8
Cash flows provided by (used in):
  Operating Activities.....................         50.7      21.8      64.5      56.7     54.0
  Investing Activities.....................         (4.2)    (17.4)    (13.0)     (8.5)    (5.8)
  Financing Activities.....................        (35.7)    (28.0)    (30.1)    (43.9)   (57.2)

Balance Sheet Data (end of period):
Working Capital............................      $ 102.6   $ 115.9    $ 91.1    $ 92.7   $108.2
Total Assets...............................        332.1     361.9     357.1     352.9    378.6
Total Debt (j).............................        114.3     154.6     118.5     146.9    195.0
Shareholders' Equity.......................        105.2      91.7     126.2     103.5     86.3

(a) Sales are presented net of federal excise taxes. Excise taxes were $32.8 million, $33.2 million, $33.8 million, $31.5 million and $31.0 million for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. For the years ended December 31, 1999 and 1998, Arms Service sales (revenue from the parts and repairs operation) of $3.7 million and $5.1 million, respectively, have been reclassified from operating expenses.

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

(d) EBITDA as presented is calculated in accordance with the definition of that term contained in the Credit Agreement, and may not be comparable to similarly titled measures reported by other companies. Generally, the Credit Agreement defines EBITDA to consist of net income (loss) adjusted to exclude cash interest expense, income tax expense, depreciation, amortization, non-cash expenses and charges, gain or loss on sale or write-off of assets, and extraordinary, unusual or nonrecurring gains, losses, charges or credits, amounts paid as permitted dividends that are treated as compensation expense ("special payment") and defines interest expense as cash interest. EBITDA, and the Ratio of EBITDA to Interest Expense, are presented to facilitate a more complete analysis of the Company's financial performance, by adding back non-cash and nonrecurring items to operating income, as an indicator of the Company's ability to generate cash to service debt and other fixed obligations. Investors should not rely on EBITDA as an alternative to operating income or cash flows, as determined in accordance with generally accepted accounting principles, as an indicator of the Company's operating performance, liquidity or ability to meet cash needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Company's operating income and cash flows.

(e)  Represents EBITDA as a percentage of sales.

(f) Excludes amortization of deferred financing costs of $1.7 million, $2.0 million, $1.8 million, $2.0 million and $1.7 million in 2001, 2000, 1999, 1998 and 1997, respectively, which is included in interest expense.

(g) Non-cash charges consist of the following: (1) for 2001, a $0.4 for loss on disposal of assets, a $0.5 accrual for executive pension and $0.2 retiree benefit accrual, (2) for 2000, a $0.5 million loss on disposal of assets and $0.6 million accrual for executive pension and $0.1 million for other postretirement benefits, (3) for 1999, a $3.8 million stock based compensation expense, $1.8 million pension accrual and $0.6 million loss on disposal of assets; (4) for 1998, a pension accrual of $0.4 million and a $0.7 million loss on disposal of assets and (5) for 1997, a pension accrual of $3.2 million and a $0.5 million loss on disposal of assets.

(h) Nonrecurring and restructuring expenses excluded in calculating EBITDA consist of the following: (1) for 2001, $0.6 nonrecurring legal and professional fees and $0.7 severance and relocation costs; (2) for 2000, nonrecurring professional fees of $0.5 million related to establishment of subsidiaries; (3) for 1998, nonrecurring legal charge of $0.4 million and restructuring accrual adjustments of $(0.7); (4) for 1997, $0.8 million of unusual and nonrecurring charges.

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

Critical Accounting Policies and Estimates

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to inventories, supplies, accounts receivable, warranties, long-lived assets, product liability, revenue recognition, advertising and promotional costs, self-insurance, and pension and postretirement benefits. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As noted below, in some cases, the Company's estimates are also based in part on the findings of independent advisors. Actual results may differ from these estimates under different assumptions or conditions.

         The SEC recently issued two releases FR 60 and 61, relating to critical accounting policies and financial statement disclosures. Management has addressed and reviewed its critical accounting policies and considers them appropriate. The Company believes the following critical policies utilize significant judgments and estimates used in the preparation of its consolidated financial statements:

         Inventories. Our inventories are valued at the lower of cost or market.
         -----------
We evaluate the quantities of inventory held against past and future demand and market conditions to determine excess or slow moving inventory. For those units of inventory identified, we estimate their market value based on current and projected selling prices. If the projected market value is less than cost, we provide an allowance to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

         Allowance for doubtful accounts. The Company maintains an allowance for
         -------------------------------
doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. Additional allowances would be required if the financial conditions of our customers deteriorated.

         Long-lived assets. We periodically review our property, plant and
         -----------------
equipment and intangible assets for possible impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets which could result in impairment charges in future periods. The Company adopted the provisions of SFAS 142 "Goodwill and Other Intangible Assets", effective January 1, 2002. Adoption of this new standard also requires a review of the carrying amount of our goodwill. Adoption of the standard, while requiring a non-cash charge, did not have a significant impact on the financial condition of the Company. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

         Reserves for product liability. The Company provides for estimated
         ------------------------------
defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available. Product liabilities are not recorded net of recoveries that are probable of realization. Estimates for accruals for product liability matters are based on historical patterns of the number of occurrences, costs incurred and a range of potential outcomes. We also utilize independent advisors to assist in analyzing the adequacy of such reserves. Due to the inherently unpredictable nature of litigation, actual results will likely differ from estimates.

         Revenue recognition. Sales, net of an estimate for discounts, returns
         -------------------
and allowances, and related cost of sales are recorded in income when goods are shipped, at which time risk of loss and title transfers to the customer. The Company continually evaluates its sales terms against criteria outlined in SEC Staff Accounting Bulletin 101. The Company follows the industry practice of selling firearms pursuant to a "dating" plan allowing the customer to purchase these products commencing in December (the start of the Company's dating plan year) and to pay for them on extended terms. Discounts are offered for early payment under this plan. The Company believes that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first quarter. The Company believes that the dating plan helps facilitate a more efficient manufacturing schedule. As a competitive measure, the Company also offers extended terms on select ammunition purchases. Use of the dating plans, however, also results in significant deferral of collection of accounts receivable until the latter part of the year. Customers do not have the right to return unsold product. Management uses historical trend information as well as other economic data to estimate future discounts, returns and allowances.

Overview

General
-------

         The following discussion and analysis relates to Holding, its subsidiary Remington, and Remington's wholly owned subsidiaries, Remington International, Ltd., RA Brands, L.L.C., RBC Holding, Inc. and RA Factors, Inc. on a consolidated basis. Holding has virtually no operations and its only significant asset is its investment in Remington.

         The Company's business is classified as one aggregated operating segment, and its revenues are derived primarily from sales of hunting/shooting sports and related products. This reportable segment accounted for approximately 89% of the Company's sales in 2001 and 2000 and 88% in 1999. Other Company product lines include firearm-related accessories, clay targets and fishline and related products.

Business Trends and Initiatives
--------------------------------

         The sale of hunting/shooting sports and fishing products depends upon a number of factors related to the level of consumer spending including the general state of the economy and the willingness of consumers to spend on discretionary items. Historically, the general level of economic activity has significantly affected the demand for sporting goods products in the hunting/shooting sports and related markets. As economic activity slows, as it did beginning in the fourth quarter 2000 and continued through all of 2001, confidence and discretionary spending by consumers declines. Management believes that a continuation of the decline in the general level of economic activity will have a negative impact on sales of the Company's products, and that competitive pressures arising from any significant or prolonged economic downturn could have a material adverse impact on the Company's financial condition, results of operation or cash flows.

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

Results of Operations

     The following table shows, for the periods indicated, the percentage relationships to sales of certain selected financial data. Management's discussion and analysis of the Company's results of operations compares 2001 to 2000 results, and 2000 to 1999 results.

                                  Year Ended     Year Ended     Year Ended
                                  December 31,   December 31,   December 31,
                                     2001           2000           1999
                                     ----           ----           ----
Sales                                100%           100%           100%

Cost of Goods Sold                    71             66             68

Gross Profit                          29             34             32

Operating Expenses                    19             22             19

Operating Profit                      10             12             13

Net Income                             4              5              6

Year Ended December 31, 2001 as Compared to Year Ended December 31, 2000
--------------------------------------------------------------------------

     Sales. Consolidated Sales for the year ended December 31, 2001
     -----
decreased $5.6 million or 1.4% from the year ended December 31, 2000 for the reasons discussed below. The following table compares sales by segment for each of the years in the two-year period ended December 31, 2001:

                                     Year Ended December 31,
                            ------------------------------------------
                                      Percent                Percent
                                2001  of Total     2000      of Total
                            ------------------------------------------
Net Sales
   Hunting/Shooting Sports    $340.3    89%      $345.1        89%
   All Other                    42.8    11%        43.6        11%
                            ------------------------------------------
    Consolidated Net Sales    $383.1   100%      $388.7       100%
                            ==========================================

     Hunting/Shooting Sports sales, including firearms and ammunition,decreased $4.8 million or 1.4% in 2001 as compared to 2000. Firearms sales of $185.4 million for the year ended December 31, 2001 increased $1.3 million or 0.7% from the year ended December 31, 2000, primarily due to higher sales volumes of the Model 700 rifle combined with the introduction of the Model 710 rifle offset by lower overall sales volumes of shotguns.

     Ammunition sales of $154.9 million for the year ended December 31, 2001 decreased $6.1 million or 3.8% from 2000, due primarily to the combination of lower sales volumes in all ammunition categories with the exception of rimfire cartridges and lower overall pricing in all ammunition categories with the exception of centerfire rifle cartridges. The overall decrease in ammunition sales in 2001 is largely attributable to the economic conditions experienced during the year and the competitive price reductions in many of the ammunition products.

     Sales of all other products, including fishline, accessories, targets and powder metal products declined year over year by $0.8 million or 1.8%, primarily as a result of lower demand for certain fishline and target products, slightly offset by higher sales in accessories, mainly hearing protection and gun care products.

     While economic activity has slowed, the Company did experience an increased demand for its hunting/shooting sports products in fourth quarter
2001 as compared to fourth quarter 2000. Management believes that this increase in demand is attributable, at least in part, to the impact on consumers of the terrorist attacks on New York and Washington on September 11, 2001. Because the longer-term effects of such events are inherently unpredictable, management cannot determine with certainty the impact of these events on future demand.

Management believes that the demand for hunting/shooting sports product depends on a number of factors, including the general state of the economy, and the Company can give no assurance that the recent increase in sales will continue.

     Cost of Goods Sold. Cost of goods sold for 2001 increased to $273.3
     ------------------
million, an increase of $17.4 million or 6.8% from the 2000 level of $255.9 million, and as a percentage of sales, cost of goods sold increased to 71.3% in 2001 from 65.8% in 2000. The increase in cost of goods sold is primarily due to the combination of lower overall pricing in ammunition, higher sales volumes of lower margin products in the hunting/shooting sports segment and higher manufacturing costs primarily associated with lower ammunition production levels and production inefficiencies at the firearms facility in Ilion, NY.
The Company has initiated a program to reduce such inefficiencies. As a result of lower production levels, the Company incurred $1.2 million of additional expense due to the shutdown of the Lonoke facility in April, July and September 2001.

     Operating Expenses. Operating expenses consist of selling, general and
     ------------------
administrative expenses, research and development expense and other expense. Operating expenses for 2001 were $72.3 million, a decrease of $12.5 million, or 14.7%, from $84.8 million for 2000.

     Selling, general and administrative expenses for 2001 were $63.3 million, a decrease of $5.0 million, or 7.3% from $68.3 million for 2000. The decrease between the two periods was primarily attributable to lower variable administrative expenses of $2.9 million combined with a reduction in bad debt expense of $2.3 million due to the partial recovery of a prior year debt and due to a decrease of current year provisions for bad debt, partially offset by higher distribution costs of $1.2 million primarily attributable to start-up costs associated with the new distribution center, leased in Memphis, Tennessee.

     Research and development expenses were $5.9 million for 2001, a $0.5 million, or 7.8%, decrease from $6.4 million in 2000.

     Other period expense of $10.1 million in 2000 includes two special payments totaling $6.9 million to holders of all stock options and deferred shares. No such expense was incurred in 2001.

     Interest Expense. Interest expense in 2001 was $15.3 million, a decrease
     ----------------
of $0.3 million, or 1.9%, from the 2000 level of $15.6 million. The decrease in interest expense was primarily a result of lower interest rates incurred partially offset by an increase in average borrowings on the revolving credit facility (the "Revolving Credit Facility") under the Credit Agreement.

Year Ended December 31, 2000 as Compared to Year Ended December 31, 1999
------------------------------------------------------------------------

     Sales. Consolidated Sales for the year ended December 31, 2000 decreased
     -----
$14.4 million or 4% from the year ended December 31, 1999 for the reasons discussed below. The following table compares sales by segment for each of the years in the two-year period ended December 31, 2000:

                                          Year Ended December 31,
                            -----------------------------------------------
                                           Percent               Percent
                                   2000    of Total      1999    of Total
                            -----------------------------------------------
Net Sales
   Hunting/Shooting Sports     $   345.1       89%      $   354.0     88%
   All Other                        43.6       11%           49.1     12%
                            -----------------------------------------------
   Consolidated Net Sales      $   388.7      100%      $   403.1    100%
                            ===============================================

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

     Cost of Goods Sold. Cost of goods sold for 2000 decreased to $255.9
     ------------------
million, a decrease of $17.3 million or 6% from the 1999 level of $273.2 million, resulting primarily from the lower volumes in both the Hunting/Shooting and All Other segments. As a percentage of sales, cost of goods sold decreased to 66% in 2000 from 68% in 1999, due mainly to higher overall pricing in the Hunting/Shooting Sports segment, partially offset by higher other manufacturing costs associated with line enhancement projects and retiree benefit expense.

     Gross Profit. Gross profit was $132.8 million in 2000, an increase of
     ------------
$2.9 million, or 2%, from a gross profit of $129.9 million in 1999. The increase in gross profit was primarily due to the overall favorable pricing in both the firearms and ammunition product lines along with increased sales of higher priced shotguns and centerfire rifles.

     Operating Expenses. Operating expenses consist of selling, general and
     ------------------
administrative expenses, research and development expense and other expense. Operating expenses for 2000 were $84.8 million, an increase of $6.7 million, or 9%, from $78.1 million for 1999.

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

     Operating Income. Operating income of $48.0 million in 2000 decreased by
     ----------------
$3.8 million or 7% from 1999's operating income of $51.8 million. Operating income decreased as a result of the increase in operating expenses partially offset by the increase in gross profit, as discussed above.

     Interest Expense. Interest expense in, 2000 was $15.6 million, an
     ----------------
increase of $1.5 million, or 11%, from the 1999 level of $14.1 million. The increase in interest expense was primarily a result of higher borrowings on the revolving credit facilities under the Credit Agreement and the Company's previous senior bank credit agreement in 2000 combined with higher interest rates incurred on variable rate debt partially offset by a reduction in borrowings on the term loan in 2000 under the Company's previous senior bank credit agreement.

Purchasing Patterns; Seasonality

     The Company's firearms products that are generally used during the fall hunting season may be purchased under an early order or "dating" plan. Under the dating plan, the Company allows a distributor to purchase these products commencing in December (the start of the Company's dating plan year) and to pay for them on extended terms. Discounts are offered for early payment under this plan. Discounts amounting to $5.6 million were given in 2001 and $5.0 million were given in 2000 and 1999. The Company believes that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first quarter. The

Company believes that the dating plan helps facilitate a more efficient manufacturing schedule. Use of the dating plan, however, also results in significant deferral of collection of accounts receivable until the latter part of the year.

     Beginning in 2002, the Company began a new dating plan for the ammunition products, which begins in January and generally allows for standard terms of 60 days and offers discounts for earlier payments. There is also an early order program, which was instituted in 1998, allows customers an additional 30 days to pay for ammunition purchased prior to April 1/st/ of each year. As a competitive measure, the Company also offers extended terms on select ammunition purchases.

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

     Contractual Obligations and Commercial Commitments. The Company has
     --------------------------------------------------
various purchase commitments for services incidental to the ordinary conduct of business, including for services relating to its E-Commerce activities and NASCAR sponsorship. Such commitments are not at prices in excess of current market prices. The Company has purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years, with no commitment to purchase specified quantities. The Company does not have formal contracts with its other raw materials suppliers. The commitments and contracts had no significant impact on the financial condition or results of operations of the Company during the reportable periods.

     In recognition of and support of certain legal and legislative initiatives, the firearms industry has established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. During 2002, the Company will contribute a percentage of its domestic net revenue from sales of its firearms and select accessory products to this organization. Contributions in 2001 and 2000 were $1.7 million and $2.9 million, respectively.

     The Company supports service and repair facilities for all of its firearm products in order to meet the service needs of its distributors, customers and consumers nationwide. The Company provides consumer warranties against manufacturing defects in all firearm products it sells in North America. Estimated future warranty costs are accrued at the time of sale. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, and charged to operations. The cost of these programs is not expected to have a material adverse impact on the Company operations, liquidity or capital resourses.

     The following represents the contractual and other commercial commitments of the Company:

                                                 Payments Due by Period
                                   --------------------------------------------------
                                     Total
                                    Amounts    Less Than    1-3      4-5     Over 5
Contractual Obligations            Committed     1 Year    Years    Years     Years
-----------------------            ---------     ------    -----    -----     -----
  9.5% Senior Subordinated Notes
    Due 2003                        $   86.9     $    -   $  86.9  $    -     $    -
  Capital Lease Obligations              2.4        1.1       1.3       -          -
  Operating Leases                      13.1        2.6       6.2     1.9        2.4
  Other Long-term Obligations            7.8        4.6       1.7     1.5          -
                                   --------------------------------------------------
    Total Contractual Cash
       Obligations                  $  110.2     $  8.3   $  96.1  $  3.4     $  2.4

Other Commercial Commitments
----------------------------
  Revolving Credit Facility         $   25.0     $    -   $  25.0  $    -     $    -
  Standby Letters of Credit              5.4        5.4         -       -          -
                                   --------------------------------------------------
    Total Commercial Commitments    $   30.4     $  5.4   $  25.0  $    -     $    -

     Liquidity. The Company incurred substantial indebtedness in connection
     ---------
with the Acquisition. As of December 31, 2001, the Company had outstanding approximately $114.3 million of indebtedness, consisting of approximately $86.9 million in the Notes, $25.0 million in revolving credit facility borrowings and $2.4 million in capital lease obligations. As of December 31, 2001 the Company also had aggregate letters of credit outstanding of $5.4 million.

     At present, the principal sources of liquidity for the Company's business and operating needs are internally generated funds from its operations and revolving credit borrowings under the Credit Agreement. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the revolving credit facility, although no assurance can be given in this regard, especially in light of the general state of economy. In addition, the Company has implemented certain programs and initiatives in order to improve cash flow from operations. See "--Cash Flows."

     Notes. In connection with the Acquisition, the Company issued $100 million
     -----
aggregate principal amount of its 9.5% Senior Subordinated Notes due 2003 (the "Notes"). The interest rate on the Notes is 9.5% per annum. Interest on the Notes is payable semi-annually and principal is payable at maturity on December 1, 2003. The Indenture contains various default provisions and affirmative and negative covenants. The failure to comply with such affirmative and negative covenants, or any other default under the Indenture, could result in the acceleration of the Company's obligations under the Indenture.

     No repurchases were made during 2001 and 2000. From time to time, the Company may repurchase additional amounts of the Notes on the open market subject to any limitations that may be contained in the Credit Agreement and the Indenture.

     Capital & Operating Leases and Other Long-term Obligations. The Company
     ----------------------------------------------------------
maintains capital leases mainly for computer equipment. The Company has two operating leases that extend beyond five years, the Memphis warehouse lease, which extends to 2010 and a steam purchase contract, which extends to 2012 and contains an option to cancel with 3 years notice. The Company also maintains contracts for E-Commerce related business and for sponsorship of a NASCAR racing team, which is cancelable upon certain conditions, including death and injury of the driver.

     Credit Agreement. The Credit Agreement provides for aggregate borrowings
     ----------------
of $170.0 million under the Revolving Credit Facility. The obligations under the Credit Agreement are guaranteed by Holding and are secured by a pledge of the Company's capital stock and by pledges of and security interests in substantially all the Company's property and assets including the Company's ownership interests in its subsidiaries RA Brands, L.L.C. and RA Factors Inc. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the

Company to meet certain financial ratios and tests. The failure to comply with such affirmative and negative covenants (including financial covenants), or any other default under the Credit Agreement, could result in the acceleration of the Company's obligations under the Credit Agreement.

     The Company may borrow up to $170.0 million (including certain letters of credit) under the Revolving Credit Facility through September 30, 2003. Financing costs paid in connection with the Credit Agreement of $3.7 million were capitalized and will be amortized over the remaining term of the Credit Agreement.

     Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum ("ABR Loans"), or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). The Company's interest rate margin for the first six months under the Credit Agreement was set at 1.0% and 2.0% for ABR Loans and Eurodollar Loans, respectively. As a result of the Company's performance, on October 31, 2000, the interest rate margin and commitment fees were reduced 0.5% and 0.125%, respectively. Effective March 28, 2001, the interest rate margin and commitment fees were increased 0.25% and 0.125%, respectively, as a result of the consolidated leverage ratio at December 31, 2000. On July 27, 2001 and on November 14, 2001, the interest rate margin was increased 0.25%, as a result of the consolidated leverage ratio on June 30, 2001 and September 30, 2001, respectively. Each quarter the interest rate margin will be subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility and can be reduced up to 0.125% based upon the same financial performance measures. The occurrence of certain changes in control is an event of default under the Credit Agreement.

     Effective on December 6, 2001, the Company and the requisite lenders under the Credit Agreement, entered into an amendment (the "Amendment") of the Credit Agreement. Under the terms of the Amendment, the consolidated leverage ratio that the Company is required to maintain was amended so that the required consolidated leverage ratio was changed to 3.35 to 1.00 from 2.75 to 1.00 for the period from December 31, 2001 through September 29, 2002, and changed to
3.25 to 1.00 from 2.75 to 1.00 for the period from September 30, 2002 through December 30, 2002. The Company paid financing costs of 0.10% of the aggregate borrowings or $0.2 million, which were capitalized and will be amortized over the remaining term of the Credit Agreement. As of December 31, 2001, the Company was in compliance in all-material respects with the financial covenants under the Credit Agreement, as amended.

     The Company has refinanced its senior secured debt in the past, and may in the future seek to refinance its Credit Agreement or the Notes prior to their respective maturities. Such a refinancing could involve, among other possibilities, new senior secured debt, new debt securities or a combination thereof, and could increase the Company's debt levels. The terms of any new debt, including interest rates and other economic terms, as well as the financial, operating and other covenants, could differ significantly from the Company's existing financing arrangements.

     Cash Flows. Net cash provided by operating activities was $50.7 million
     ----------
and $21.8 million for the years ended December 31, 2001 and 2000, respectively. The increase in cash provided by operating activities is primarily a result of a decrease in operating assets and liabilities partially offset by a decrease in earnings and cash contributions of $8.0 million made to the defined benefit pension plan in 2001. Inventories decreased $15.6 million to $84.0 million in 2001 primarily as a result of managing inventory levels to bring them in line with sales projections and an unanticipated sales volume increase in firearms and ammunition products during the fourth quarter. Net accounts receivable decreased $4.7 million primarily as a result of the Company's ongoing working capital management program to help maximize cash collections. Net cash used in investing activities in 2001 and 2000 was $4.2 million and $17.4 million, respectively, consisting of capital expenditures principally for replacement equipment related to the manufacture of firearms and ammunition, as well as new equipment and improvement projects concentrated on enhancing the efficiency of existing facilities. Net cash used in financing activities in 2001 and 2000 was $35.7 million and $28.0 million, respectively. The increase in cash used in financing activities primarily resulted from an increase in net payments under the Revolving Credit Facility provided under the Credit Agreement. Cash flow from operating activities for the years ended December 31, 2001, and 2000 was sufficient to fund the Company's capital expenditure program. The Company expects it will fund capital expenditures with cash flow from operating activities and the Revolving Credit Facility in 2002.

     Net cash provided by operating activities was $21.8 million and $64.5 million for the years ended December 31, 2000 and 1999, respectively. The decrease in cash provided by operating activities is primarily a result of a decrease in earnings and non-cash items mainly related to the 1999 stock based compensation expense paired with an increase in working capital. Inventories increased $28.8 million to $99.6 million in 2000 mainly as a result of an unanticipated decrease in ammunition sales volumes in the third and fourth quarters. Net accounts receivable decreased $4.7 million and accounts payable increased $1.2 million, primarily as a result of the Company's ongoing working capital management program to help maximize cash from operations. Net cash used in investing activities in 2000 and 1999 was $17.4 million and $13.0 million, respectively, consisting of capital expenditures for maintenance of operations, which extend the useful life of existing equipment and improvement projects concentrated on enhancing the efficiency of existing facilities. Net cash used in financing activities in 2000 and 1999 was $28.0 million and $30.1 million, respectively. The decrease in cash used in financing activities primarily resulted from an increase in net borrowings under Revolving Credit Facility and the revolving credit facility provided under the Company's previous senior bank credit agreement in 2000 of $64.5, offset by cash dividends paid, net of shareholder loan repayments, of $54.8 million. Cash flow from operating activities for the years ended December 31, 2000, and 1999 was sufficient to fund the Company's capital expenditure program. Borrowings under the Revolving Credit Facility were required to fund cash dividends and financing costs incurred in connection with the Credit Agreement.

     Working Capital. Working capital decreased to $102.6 million at December
     ---------------
31, 2001 from $115.9 million at December 31, 2000 primarily resulting from a decrease in inventory, as result of managements efforts to bring inventory levels in line with sales projections and an unanticipated sales volume increase in firearms and ammunition products during the fourth quarter, combined with a decrease in accounts receivable and an increase in the book overdraft, related to the Company's ongoing working capital management program to help maximize cash from operations.

     Capital Expenditures. Capital expenditures were $4.2 million, $17.4
     --------------------
million and $13.0 million in 2001, 2000 and 1999, respectively. The capital expenditures in 2001 were principally for replacement equipment related to the manufacture of firearms and ammunition, as well as, new equipment and improvement projects concentrated on enhancing the efficiency of existing facilities. The Company anticipates that capital expenditures in 2002 will be approximately $9.7 million, principally for equipment that will improve production efficiencies and operations. The Company expects to fund capital expenditures from operational cash flow and the Revolving Credit Facility.

     Financial Instruments. The Company has only limited involvement with
     ---------------------
financial instruments and does not use them for trading purposes. Financial instruments, which are a type of financial derivative instrument, are used to manage well-defined interest rate and commodity price risks. The criteria to qualify for hedge accounting are that the instrument must be related to an asset, liability, firm commitment or anticipated transaction that is probable and whose characteristics and terms have been identified. In addition, the investment must reduce the risks of commodity price movements or change the character of the interest rate.

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

     The amount of premiums paid for commodity contracts outstanding at December 31, 2001 and 2000 was $0.4 million and $0.7 million, respectively. There were no call options or premiums paid for commodity contracts outstanding at December 31, 1999. At December 31, 2001, 2000 and 1999, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.2 million, $0.3 million and $1.3 million, respectively. Such market values have been determined by an independent broker. Net losses of $0.3 and $0.3 on derivative instruments were reclassified to earnings and recorded in accumulated other comprehensive income (loss), respectively, during the year-to-date period ended December 31, 2001. See Note 19 to the Company's consolidated financial statements for the year ended December 31, 2001 appearing elsewhere in this report.

     The Company was not a party to any interest rate cap, hedging or other protection arrangements with respect to its variable rate indebtedness as of December 31, 2001 or December 31, 2000. See Note 19 to the Company's consolidated financial statements for the year ended December 31, 2001 appearing elsewhere in this report.

     The estimated value of the Company's debt at December 31, 2001 was $111.9 million compared to a carrying value of $114.3 million. The estimated value of the Company's debt at December 31, 2000 was $137.3 million compared to a carrying value of $154.6 million. All fixed rate indebtedness was valued based on current market quotes. All variable rate indebtedness is assumed at market.

     Related Party Transactions. C&D Fund IV, which currently is Holding's
     --------------------------
largest shareholder, is a private investment fund managed by CD&R. Amounts contributed to C&D Fund IV by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged buy-out transactions and in the equity of corporations where the infusion of capital coupled with the provision of managerial assistance by CD&R can be expected to generate returns on investments comparable to returns historically achieved in leveraged buy-out transactions. The general partner of C&D Fund IV is Associates IV. Leon J. Hendrix, Jr., formerly a principal of CD&R, is a director and has served as Chairman since December 1997. In November 2000, Mr. Hendrix became an employee of the Company, retaining the title of Chairman. Joseph L. Rice, III and B. Charles Ames are principals of CD&R, general partners of Associates IV, and directors of Remington and Holding. Michael G. Babiarz and Thomas E. Ireland are principals and stockholders of CD&R and directors of Remington and Holding. Joseph L. Rice, III is a stockholder of CD&R. Hubbard C. Howe is a director of Remington and a former principal of CD&R.

     Pursuant to a consulting agreement among Holding, Remington and CD&R, CD&R receives an annual fee for management and financial consulting services provided to the Company and reimbursement of out-of-pocket expenses. Such consulting services include helping the Company to establish effective banking, legal and other business relationships, and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. The consulting agreement currently provides for an annual fee of $0.5 million, which may be adjusted at the discretion of a majority of the directors of the Company not affiliated with CD&R, but may not be adjusted downward without CD&R's consent. In addition, the consulting agreement also provides that if an employee of CD&R is appointed to an executive management position (or position of comparable responsibility) in the Company, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. However, any increase in the annual fee is subject to limitations in the Credit Agreement and the Indenture that do not permit the annual fee to exceed $0.5 million. The Company paid an annual fee of $0.5 million in 2001 and an annual fee of $0.4 million in each of 2000 and 1999.
The consulting agreement also provides that CD&R will perform financial advisory, investment banking and similar services with respect to proposals for an acquisition, merger, recapitalization, or any other similar transaction directly or indirectly involving Holding, Remington and their subsidiaries.
The fee for such services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. The amount of the transaction fee may be increased if approved by a majority of the directors of the Company not affiliated with CD&R.

     The Company paid fees to the law firm of Debevoise & Plimpton during 2001 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton, is married to Joseph L. Rice, III, a director of the

Company and a general partner of Associates IV. Fees and expenses paid to Debevoise & Plimpton for 2001, 2000 and 1999 were $1.7 million, $2.0 million, and $1.6 million, respectively.

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

     C&D Fund IV currently owns 98.0% of the outstanding Common Stock. C&D
Fund IV and Holding have entered into a registration rights agreement that, among other things, provides C&D Fund IV and will provide certain other Holding equity holders with certain registration rights with respect to their Common Stock.

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

     Since December 1, 1993 the Company has maintained insurance coverage for product liability claims for personal injury or property damage relating to occurrences after the Acquisition, subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate. The current insurance policy extends through November 30, 2002. Certain of the Company's post December 2001 insurance coverage expressly does not apply to actions brought by municipalities as described in "Legal Proceedings." Based on actual defense and disposition costs incurred by the Company and Sporting Goods with respect to product liability cases and claims in recent years, management estimates that the Company's liability for product liability cases and claims outstanding at December 31, 2001 is $10.5 million. This amount is based upon ranges developed by independent advisors. Management estimates that the amount of the self-insured retention accrued each year will be paid out over the following three to five years. The Company charged $2.1 million, $2.6 million and $1.8 million of payments for product liabilities (including pre-Acquisition occurrences for which the Company assumed responsibility) in the years ended December 31, 2001, 2000 and 1999, respectively, against the amounts previously accrued.

Statement of Financial Accounting Standards Not Yet Adopted

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which are required to be adopted by the Company as of January 1, 2002. Statement No. 142 requires that goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 not be amortized. Intangibles amortization expense is currently recorded in other expense, net. The Statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of the standard and annually thereafter or upon an occurrence of certain events.

     The Company adopted the new rules of SFAS 142 as of January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase of operating income of approximately $2.4 million and net income of $1.5 million in fiscal 2002. Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the goodwill associated with each of the reporting units. The Company recorded an impairment loss associated with its Accessories and Powder Metal Products reporting units of $1.0 million and $1.3 million, respectively. The impairment loss of $1.4 million, net of tax, or $1.73 per diluted share, will be recorded as a cumulative effect of change in accounting principle in the 2002 financial statements.

     On October 4, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for impairment of long-lived assets to be disposed of. The Company adopted the new rules of SFAS No. 144 as of January 1, 2002 and upon implementation there was no effect on the financial condition of the Company.

     The Emerging Issues Task Force ("EITF") revised Issue 01-9 during 2001 with the purpose to codify the issues concerning the accounting for consideration given by a vendor to a customer. The issue reconciles certain provisions of EITF 00-14 "Accounting for Certain Sales Incentives," EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" and Issue No. 00-25, "Vendor Income Statement Characterizations of Consideration Paid to a Reseller of the Vendor's Product". Upon adoption in 2002, there was no significant impact on the financial condition of the Company.

Information Concerning Forward-Looking Statements

     The statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statement in "Business--Hunting/Shooting Sports" that the Company believes the markets for hunting-related products such as shotguns, rifles and ammunition will generally remain relatively flat at least in the near future; (ii) the statement in "Business--Hunting/Shooting Sports" that the Company believes that the number of private hunting facilities is increasing, as is the availability of alternatives to traditional hunting activities, and that these trends may offset increasing restriction on access and land use; (iii) the statement in "Business--Hunting/Shooting Sports" that the Company believes that hunting safety issues may affect sales of firearms, ammunition and other shooting-related products; (iv) the statement in "Business--Hunting/Shooting sports" that the Company believes that the current trend, or the consumer perception thereof, toward firearms regulatory proposals and municipal handgun litigation could adversely affect the firearms and ammunition market; (v) the statement in "Business--Hunting/Shooting Sports" that the Company believes it has a good relationship with its vendors and does not currently anticipate material shortages or disruptions in supply from these vendors; (vi) the statement in "Business--Hunting /Shooting Sports" that the Company believes it has a good relationship with its stamped parts supplier and does not currently anticipate any material shortages or disruption in supply of these stamped parts; (vii) the statement in "Business--Environmental Matters" concerning the Company's belief that current environmental regulations or the outcome of any governmental proceedings and orders pertaining to environmental compliance will not have a material adverse effect on its business; (viii) the statement in "Business--Environmental Matters" that the Company believes its costs to resolve the matter would not be significant if it were found to be a potentially responsible party in connection with the Superfund site in Kansas;
(ix) other statements as to management's or the Company's expectations and beliefs presented in "Business;" (x) the statement in "--Liquidity and Capital Resources--Capital Expenditures" that the Company anticipates year 2002 capital expenditures of $9.7 million for equipment that will improve production efficiencies and operations which it expects to fund primarily from operational cash flow and borrowings under the Revolving Credit Facility; (xi) the statements in "--Liquidity and Capital Resources--Liquidity" concerning the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility and;
(xii) the statement in "--Liquidity and Capital Resources--Notes" that, from time to time, the Company may continue to repurchase additional amounts of the Notes on the open market, subject to the limitations in the Credit Agreement and the Indenture; (xiii) the statement in "--Liquidity and Capital Resources-- Capital Expenditures" that the Company expects to fund capital expenditures from operational cash flow and the Revolving Credit Facility; (xiv) the statements in "--Product Liability" concerning (a) the Company's belief that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results or operations of the Company, (b) the Company's belief that the outcome of all pending product liability cases and claims will not have a material adverse effect upon the financial condition or result of operations of the Company and (c) management's estimates concerning the Company's liability for product liability cases and claims relating to occurrences arising during 2001, 2000 and 1999 and the time period during which the amount of the Company's self insured retention will be paid out; (xv) the statement in "Quantitative and Qualitative Disclosures About Market Risk" that the Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company; (xvi) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations;" (xvii) the statements in "Legal Proceedings" concerning (a) the Company's belief that its current product liability insurance coverage for personal injury and property damage is adequate for its needs, (b) the Company's belief that although it anticipates that it will continue to be involved in product liability cases and claims in the future, the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial conditions or results of operations of the Company and (c) the Company's anticipation that it, as well as other manufacturers of firearm or ammunition products, will continue to be involved in product liability cases and claims in the future and (xviii) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

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

..    The Company's ability to make scheduled payments of principal or interest on, or to refinance its obligations with respect to its indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond its control including the responses of competitors, changes in customer inventory management practices, changes in customer buying patterns, regulatory developments and increased operating costs.

..    The degree to which the Company is leveraged could have important consequences to the holders of the Notes, including the following: (i) the Company's ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for operations; (iii) certain of the Company's borrowings will be at variable rates of interest, which could cause the Company to be vulnerable to increases in interest rates and (iv) the Company may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures.

..    The Company's ability to meet its debt service and other obligations will depend in significant part on customers purchasing the Company's products during the fall hunting season. Notwithstanding the Company's cost containment initiatives and continuing management of costs, a decrease in demand during the fall hunting season for the Company's higher priced, higher margin products would require the Company to further reduce costs or increase its reliance on borrowings under the Revolving Credit Facility to fund operations. No assurance can be given that the Company would be able to reduce costs or increase its borrowings sufficiently to adjust to such a reduction in demand.

..    Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future. The Company's ability to meet its product liability obligations will depend

     (among other things) upon the availability of insurance, the adequacy of Company accruals, the Seller's ability to satisfy their obligations to indemnify the Company against certain product liability cases and claims and Seller's agreement to be responsible for certain post-Acquisition shotgun related costs.

..    The Company faces significant competition. The Company's competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than the Company. There can be no assurance that the Company will continue to compete effectively with all of its present competition, and the Company's ability to so compete could be adversely affected by its leveraged condition.

..    Sales made to Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately 19% of the Company's total net revenues in 2001 and 19% of the accounts receivable balance. The Company's sales to Wal-Mart are not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from the Company, the Company's financial condition or results of operations could be adversely affected.

..    The Company utilizes numerous raw materials, including steel, lead, brass, plastics and wood, as well as manufactured parts, which are purchased from one or a few suppliers. In addition, the Company purchases a significant amount of the fishline it requires for its product lines from DuPont under a supply agreement that was renewed in January 1997 with subsequent addendums, and is annually automatically renewed until notice by either party. Any disruption in the Company's relationship with these suppliers could increase the cost of operations.

..    The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While the Company does not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on its sales from 1999 through 2001, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on the Company in the future.

..    As a manufacturer of firearms, the Company has been named as a defendant in certain lawsuits brought by municipalities or organizations challenging manufacturers' distribution practices and alleging that the defendants have also failed to include a variety of safety devices in their firearms. The Company's insurance coverage regarding such claims may be limited. In the event that additional such lawsuits were filed, or if certain legal theories advanced by plaintiffs were to be generally accepted by the courts, the Company, its financial condition and results of operations could be adversely affected.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Certain of the Company's financial instruments are subject to market risks,including interest rate risk. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company's products. At December 31, 2001, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.2 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of December 31, 2001. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financial Instruments," Note 19 to the Company's consolidated financial statements for the year ended December 31, 2001 appearing elsewhere in this report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of RACI Holding, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14. (a) (1) on page 77 present fairly, in all material respects, the financial position of RACI Holding, Inc. and subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14. (a)(2) on page 77 presents fairly, in all material respects the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers.

Greensboro, North Carolina
February 20, 2002, except as to the second paragraph of Note 15 to the accompanying financial statements for which the date is March 4, 2002

                     RACI Holding, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                (Dollars in Millions, Except Per Share Data)

                                                               December 31,     December 31,
                                                                 2001              2000
                                                               -------------    -------------
ASSETS
------
Current Assets
--------------
Cash and Cash Equivalents                                      $       13.5      $       2.7
Accounts Receivable Trade - net of allowances
   of $5.1 and $5.6, respectively                                      45.5             50.2
Inventories                                                            84.0             99.6
Supplies                                                               12.0             12.1
Prepaid Expenses and Other Current Assets                               2.0              7.7
Deferred Income Taxes                                                  11.8             10.1
                                                               ------------      -----------
 Total Current Assets                                                 168.8            182.4

Property, Plant and Equipment - net                                    81.0             91.5
Intangibles and Debt Issuance Costs - net                              79.9             83.8
Deferred Income Taxes                                                   1.0              3.2
Other Noncurrent Assets                                                 1.4              1.0
                                                               ------------      -----------
    Total Assets                                               $      332.1      $     361.9
                                                               ============      ===========

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Current Liabilities
-------------------
Accounts Payable                                               $       21.2      $      24.9
Book Overdraft                                                          7.8              1.2
Short-Term Debt                                                          -               1.4
Current Portion of Long-Term Debt                                       1.1              1.3
Product and Environmental Liabilities                                   2.2              2.1
Income Taxes                                                            1.9              0.3
Other Accrued Liabilities                                              32.0             35.3
                                                               ------------      -----------
    Total Current Liabilities                                          66.2             66.5

Long-Term Debt                                                        113.2            153.3
Retiree Benefits                                                       32.8             34.7
Product and Environmental Liabilities                                   8.3              9.4
Other Long-Term Liabilities                                             0.2               -
                                                               ------------      -----------
    Total Liabilities                                                 220.7            263.9

Redeemable Deferred Shares of Class A Common Stock, par
   value $.01; 24,191 and 25,718 issued at December 31, 2001
   and December 31, 2000, respectively                                  5.0              5.3
Redeemable Shares of Class A Common Stock, par
   value $.01; 6,198 and 5,082 issued at December 31, 2001
   and December 31, 2000, respectively                                  1.2              1.0

Commitments and Contingencies

Shareholders' Equity
--------------------
Class A Common Stock, par value $.01; 1,250,000 shares
   authorized, 763,050 issued and outstanding at
   December 31, 2001 and December 31, 2000                              -                 -
Class B Common Stock, par value $.01; 1,250,000 shares
   authorized, none issued and outstanding                              -                 -
Paid in Capital                                                        76.6             76.6
Accumulated Other Comprehensive Loss                                   (0.2)              -
Retained Earnings                                                      28.8             15.1
                                                               ------------      -----------
    Total Shareholders' Equity                                        105.2             91.7
                                                               ------------      -----------
Total Liabilities, Redeemable Shares and Shareholders' Equity  $      332.1      $     361.9
                                                               ============      ===========

           The accompanying notes are an integral part of these consolidated financial statements.

                     RACI Holding, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                 (Dollars in Millions, Except Per Share Data)

                                                     Year Ended December 31,
                                              ---------------------------------
                                                 2001       2000         1999
                                              ---------   ---------   ---------
Sales                                         $   383.1   $   388.7   $   403.1

Cost of Goods Sold                                273.3       255.9       273.2
                                              ---------   ---------   ---------

   Gross Profit                                   109.8       132.8       129.9

Selling, General and Administrative
   Expenses                                        63.3        68.3        64.9

Research & Development Expenses                     5.9         6.4         6.7

Other Expenses, net                                 3.1        10.1         6.5
                                              ---------   ---------   ---------

   Operating Profit                                37.5        48.0        51.8

Interest Expense                                   15.3        15.6        14.1
                                              ---------   ---------   ---------

   Profit before Income Taxes                      22.2        32.4        37.7

Provision for Income Taxes                          8.5        12.5        14.7
                                              ---------   ---------   ---------

   Net Income                                 $    13.7   $    19.9   $    23.0
                                              =========   =========   =========

Per Share Data:

Basic Income Per Share                        $   17.25   $   25.10   $   29.68
                                              =========   =========   =========
Diluted Income Per Share                      $   16.90   $   24.49   $   28.89
                                              =========   =========   =========

Dividend per Common and Redeemable Share      $       -   $   71.93   $       -
                                              =========   =========   =========

           The accompanying notes are an integral part of these consolidated financial statements.

                     RACI Holding, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                           (Dollars in Millions)

                                                               Year Ended December 31,
                                                        -------------------------------------
                                                           2001        2000           1999
                                                        ---------    ----------    ----------
Operating Activities
--------------------
Net Income                                              $    13.7    $     19.9    $     23.0
Adjustments to reconcile Net Income to Net Cash
provided by Operating Activities:
   Depreciation                                              14.5          14.0          13.6
   Amortization                                               4.1           4.4           4.2
   Loss on disposal of Property, Plant and Equipment          0.4           0.5           0.6
   Provision for Retiree Benefits                            (3.0)          4.5           0.9
   Provision for Deferred Income Taxes                        0.5           0.1           3.9
   Stock Based Compensation Expense                             -             -           4.2
   Changes in Operating Assets and Liabilities:
    Accounts Receivable Trade - Net                           4.7           4.7           6.5
    Inventories                                              15.6         (28.8)          0.9
    Supplies                                                  0.1          (1.5)            -
    Prepaid Expenses and Other Current Assets                 5.5           0.1           1.8
    Other Noncurrent Assets                                  (0.4)            -           1.4
    Accounts Payable                                         (3.3)          1.2           1.7
    Product and Environmental Liabilities                    (1.0)         (1.0)            -
    Income Taxes Payable                                      1.6          (0.1)          0.4
    Deferred Stock Payable                                   (0.3)         (0.1)            -
    Other Accrued and Long-Term Liabilities                  (2.0)          3.9           1.4
                                                        ---------    ----------    ----------
Net Cash provided by Operating Activities                    50.7          21.8          64.5
                                                        ---------    ----------    ----------

Investing Activities
--------------------
Purchase of Property, Plant and Equipment                    (4.2)        (17.4)        (13.0)
                                                        ---------    ----------    ----------
   Net Cash used in Investing Activities                     (4.2)        (17.4)        (13.0)
                                                        ---------    ----------    ----------

Financing Activities
--------------------
Proceeds from Revolving Credit Facility                     168.2         380.4         158.6
Principal Payments on Revolving Credit Facility            (207.7)       (315.9)       (158.6)
Cash Dividends Paid                                            -          (54.8)            -
Book Overdraft                                                6.6          (5.2)          0.2
Principal Payments on Long-Term Debt                         (1.4)        (29.2)        (24.8)
Repurchase of Senior Subordinated Notes                         -             -          (6.3)
Proceeds from Short-Term Debt                                   -           1.9           1.8
Principal Payments on Short-Term Debt                        (1.4)         (1.5)         (1.7)
Debt Issuance Costs                                          (0.2)         (3.7)           -
Proceeds from Issuance of Common Stock and
   Redeemable Common Stock                                    0.2             -           0.7
                                                        ---------    ----------    ----------
   Net Cash used in Financing Activities                    (35.7)        (28.0)        (30.1)
                                                        ---------    ----------    ----------

Increase (Decrease) in Cash and Cash Equivalents             10.8         (23.6)         21.4
Cash and Cash Equivalents at beginning of period              2.7          26.3           4.9
                                                        ---------    ----------    ----------
Cash and Cash Equivalents at end of period              $    13.5    $      2.7    $     26.3
                                                        =========    ==========    ==========
Supplemental Cash Flow Information:
   Cash Paid During the Year for:
    Interest                                            $    14.1    $     13.2    $     13.0
    Income Taxes                                        $     7.4    $     13.7    $      9.7
   Noncash Activities:
    Capital Lease Obligations Incurred                  $     1.9    $      0.8    $      2.7

            The accompanying notes are an integral part of these consolidated financial statements.

                       RACI Holding, Inc. and Subsidiaries
     Consolidated Statement of Shareholders' Equity and Comprehensive Income
                              (Dollars in Millions)

                                                                               Accumulated
                                                                                  Other                                Total
                                                 Paid-in        Due from      Comprehensive        Retained         Shareholders'
                                                 Capital      Shareholders        Loss              Earnings           Equity
                                                ----------    ------------    -------------        ----------       -------------
Balance, December 31, 1998                      $     76.0             -                -          $     27.5        $     103.5
                                                ----------     ----------      -----------         ----------        -----------

     Comprehensive Income:
      Net Income                                         -              -                -               23.0               23.0
      Other comprehensive loss:
       Minimum Pension Liability Adjustment              -              -             (0.4)                 -               (0.4)
                                                ----------     ----------      -----------         ----------        -----------
     Total Comprehensive Income                          -              -             (0.4)              23.0               22.6
                                                ----------     ----------      -----------         ----------        -----------

     Issuance of 1,800 shares of Common
      Stock under the 1994 Directors'
      Stock Plan                                       0.4              -                -                  -                0.4

     Issuance of 1,250 shares of Common
      Stock under the 1999 Stock
      Incentive Plan                                   0.2           (0.5)               -                  -               (0.3)
                                                ----------     ----------      -----------         ----------        -----------

Balance, December 31, 1999                            76.6           (0.5)            (0.4)              50.5              126.2

                                                ----------     ----------      -----------         ----------        -----------
     Comprehensive Income:
      Net Income                                         -              -                -               19.9               19.9
      Other comprehensive income:
       Minimum Pension Liability Adjustment              -              -              0.4                  -                0.4
                                                ----------     ----------      -----------         ----------        -----------
     Total Comprehensive Income                          -              -              0.4               19.9               20.3
                                                ----------     ----------      -----------         ----------        -----------

     Repayment of Loans issued
      under the 1999 Stock Incentive Plan                -            0.5                -                  -                0.5

     Cash Dividends Paid                                 -              -                -              (55.3)             (55.3)
                                                ----------     ----------      -----------         ----------        -----------

Balance, December 31, 2000                            76.6              -                -               15.1               91.7
                                                ----------     ----------      -----------         ----------        -----------

     Comprehensive Income:
      Net Income                                         -              -                -               13.7               13.7
      Other comprehensive income:
       Cumulative effect adjustment of
         SFAS 133 adoption, net of tax
         effect of $0.1                                  -              -             (0.2)                 -               (0.2)
       Net derivative losses, net of tax
         effect of $0.2                                  -              -             (0.3)                 -               (0.3)
       Net derivative losses, relassified
         as earnings                                     -              -              0.3                  -                0.3
                                                ----------     ----------      -----------         ----------        -----------
     Total Comprehensive Income                          -              -             (0.2)              13.7               13.5
                                                ----------     ----------      -----------         ----------        -----------

Balance, December 31, 2001                      $     76.6     $        -      $      (0.2)        $     28.8        $     105.2
                                                ==========     ==========      ===========         ==========        ===========

           The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Note 1 - Basis of Presentation
------------------------------

     The accompanying consolidated financial statements of RACI Holding, Inc. ("Holding") include the accounts of its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiaries, Remington International, Ltd., RA Brands, L.L.C. and RA Factors, Inc. (together with Remington and Holding, the "Company"). Holding has no material assets other than its investment in Remington. All intercompany accounts and transactions have been eliminated in consolidation. Effective January 1, 2002, Remington established an additional wholly owned subsidiary, RBC Holdings, Inc., a direct subsidiary of Remington which owns the 1% of RA Brands, L.L.C. not directly held by Remington. RA Brands, L.L.C., RA Factors, Inc., and RBC Holdings, Inc. were established for Federal and State tax planning purposes.

     Certain reclassifications were made to the prior year's financial information to conform with the current presentation format. The reclassifications did not have a significant impact on the previously reported financial condition, or results of operations

Note 2 - Description of the Business
------------------------------------

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

Cash and Cash Equivalents:
--------------------------

     Cash and cash equivalents include demand deposits with banks and highly liquid investments with remaining maturities, when purchased, of three months or less.

Inventories:
------------

     Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out ("FIFO") method

Supplies:
---------

     The cost of supplies is determined by the average cost method.

Service and Warranty
--------------------

     The Company supports service and repair facilities for all of its firearm products in order to meet the service needs of its distributors, customers and consumers nationwide. The Company provides consumer warranties against manufacturing defects in all firearm products it sells in North America. Estimated future warranty costs are accrued at the time of sale. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections is recognized in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, and charged to operations

Property, Plant and Equipment:
------------------------------

     Property, plant and equipment are stated at cost. Depreciation is determined on a straight-line basis over the estimated lives of the assets. The estimated useful lives are principally 20 to 40 years for buildings and improvements, and 5 to 15 years for machinery and equipment. Management assesses property, plant and equipment for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

recoverability, management projects undiscounted future cash flows over the remaining life of the asset. If these projected cash flows are less than the carrying amount of the asset, an impairment loss would be recognized, resulting in a write down of property, plant and equipment with a corresponding charge to income. The impairment loss would be measured based upon the difference between the carrying amount of the asset and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows.

     Maintenance and repairs are charged to operations; replacements and betterments are capitalized. Computer hardware and software costs under capital leases are amortized over the term of the lease. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in income.

     Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's useful life. Approximately $0.1 million and $0.5 million of interest was capitalized in 2001 and 2000, respectively. No interest cost was capitalized in 1999.

Intangibles and Debt Issuance Costs:
------------------------------------

     Prior to January 1, 2002, intangibles, consisting primarily of goodwill, trade names and trademarks were amortized on a straight-line basis over their estimated useful lives of 40 years. Management assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects undiscounted future cash flows over the remaining life of the goodwill. If these projected cash flows are less than the carrying amount of the goodwill, an impairment loss would be recognized, resulting in a write-down of goodwill with a corresponding charge to income. The impairment loss would be measured based upon the difference between the carrying amount of the goodwill and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. See "Statement of Financial Accounting Standards Not Yet Adopted," for change in accounting principles for intangibles. Debt issuance costs are being amortized over the life of the related debt.

Financial Instruments:
----------------------

     The Company does not use financial instruments for trading purposes. Financial instruments, which are a type of financial derivative instrument, are used to manage well-defined commodity price and interest rate risks and are considered hedges when certain criteria are met.

     Gains and losses on commodity futures contracts qualifying as hedges are recorded in comprehensive income and recognized in the income statement as a component of the cost of the related inventory when the inventory is sold. Market values of financial instruments were estimated based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Income Taxes:
-------------

     Deferred tax assets and liabilities are based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.

Product Liability:
------------------

     The Company provides for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available. The Company maintains insurance coverage for product liability claims, subject to certain policy limits and to certain self-insured retentions for personal injury or property damage relating to occurrences arising after December 1, 1993. The current insurance policy extends through November 30, 2002. Product liabilities are not recorded net of recoveries that are probable of realization. For the years ended, December 31, 2001, 2000 and 1999, no recoveries have been recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

The Company's estimate of its liability for product liability cases and claims outstanding at December 31, 2001 and 2000 (as determined by independent advisors) is $10.5 million and $11.5 million, respectively and the Company charged in 2001 and 2000 $2.1 million and $2.6 million, respectively, of payments for product liabilities (including pre-Acquisition occurrences for which the Company assumed responsibility) for the year ended December 31, 2001 against the amounts previously accrued.

Revenue Recognition:
--------------------

     Sales, net of an estimate for discounts, returns and allowances, and related cost of sales are recorded in income when goods are shipped at which time risk of loss and title transfers to the customer. Sales are presented net of Federal Excise Taxes of $32.8 million, $33.2 million and $33.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company follows the industry practice of selling firearms pursuant to a "dating" plan allowing the customer to purchase these products commencing in December (the start of the Company's dating plan year) and to pay for them on extended terms. Discounts are offered for early payment under this plan. The Company believes that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first quarter. The Company believes that the dating plan helps facilitate a more efficient manufacturing schedule. As a competitive measure, the Company also offers extended terms on select ammunition purchases. Use of the dating plans, however, also results in significant deferral of collection of accounts receivable until the latter part of the year. Customers do not have the right to return unsold product.

Shipping and Handling Costs:
----------------------------

     Shipping and handling costs included in Selling, General and Administrative expense are expensed as incurred. In 2001, 2000 and 1999 shipping and handling costs totaled $11.7 million, $10.5 million and $10.6 million, respectively.

Advertising and Promotional Costs:
----------------------------------

     Advertising and promotional costs including print ads, commercials, catalogs, brochures and co-op are expensed as incurred. In 2001, 2000 and 1999 advertising and promotional costs totaled $13.5 million, $12.5 million and $14.8 million, respectively.

Self-Insurance:
---------------

     The Company is self-insured for elements of its employee benefit plans including, among others, medical, workers' compensation and elements of its property and liability insurance programs, but limits its liability through stop-loss insurance and annual plan maximum coverage limits. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not yet reported.

Pension and Postretirement:
---------------------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Statement of Financial Accounting Standard Not Yet Adopted
----------------------------------------------------------

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which are required to be adopted by the Company as of January 1, 2002. Statement No. 142 requires that goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 not be amortized. Intangibles amortization expense is currently recorded in other expense, net. The Statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of the standard and annually thereafter or upon an occurrence of certain events.

     The Company adopted the new rules of SFAS 142 as of January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in operating income of approximately $2.4 million and net income of $1.5 million in fiscal 2002. Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the goodwill associated with each of the reporting units. The Company recorded an impairment loss associated with its Accessories and Powder Metal Products reporting units of $1.0 million and $1.3 million, respectively. The impairment loss of $1.4 million, net of tax, or $1.73 per diluted share, will be recorded as a cumulative effect of change in accounting principle in the 2002 financial statements.

     On October 4, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for impairment of long-lived assets to be disposed of. The Company adopted the new rules of SFAS No. 144 as of January 1, 2002 and upon implementation there was no effect on the financial condition of the Company.

     The Emerging Issues Task Force ("EITF") revised Issue 01-9 during 2001 with the purpose to codify the issues concerning the accounting for consideration given by a vendor to a customer. The issue reconciles certain provisions of EITF 00-14 "Accounting for Certain Sales Incentives," EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" and Issue No. 00-25, "Vendor Income Statement Characterizations of Consideration Paid to a Reseller of the Vendor's Product". Upon adoption in 2002, there was no significant impact on the financial condition of the Company.

Note 4 - Concentrations of Credit Risk
--------------------------------------

     Concentrations of credit risk with respect to trade accounts receivable are generally insignificant, except as noted below, due to the large number of customers comprising the Company's customer base. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. During 2001, there were recoveries, net of expense, of $0.5 million, and in 2000 bad debt expense, net of recoveries, was $2.8 million, respectively. There was no bad debt expense, net of recoveries for 1999.

     Sales to the Company's largest customer approximated 21%, 20% and 21% of sales in 2001, 2000 and 1999, respectively. The accounts receivable balance of the Company's largest customer approximated 19% and 13% at December 31, 2001 and 2000, respectively.

     The Company's cash and cash equivalents are invested in high-quality securities placed with institutions with high credit ratings. This investment policy limits the Company's exposure to concentrations of credit risk

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Note 5-Inventories
-----------------

     At December 31, Inventories consist of the following

                                                             2001      2000
                                                           -------    -------
Raw Materials                                              $  14.6    $  17.6
Semi-Finished Products                                        21.8       23.3
Finished Products                                             47.6       58.7
                                                           -------    -------
     Total                                                 $  84.0    $  99.6
                                                           =======    =======

Note 6-Property,Plant and Equipment
-----------------------------------

     At December 31, Property, Plant and Equipment consist of the following:

                                                             2001     2000
                                                           --------  -------
Land                                                       $    1.5  $    1.5
Building and Improvements                                      24.6      24.3
Leased Assets                                                   6.7       7.3
Machinery and Equipment                                       134.7     122.0
Construction in Progress                                        2.4      13.6
                                                           --------- --------
     Subtotal                                                 169.9     168.7
Less: Accumulated Depreciation                                (88.9)    (77.2)
                                                           --------  --------
     Total                                                 $   81.0  $   91.5
                                                           ========  ========

Depreciation expences for the year ended December 31, 2001 and 2000 was $14.5 million and $14.0 million respectively

Note 7-Intangibles and Debt Issurance Costs
-------------------------------------------

     At December 31, Intangibles and Debt Issuance Costs consist of the following:

                                                             2001       2000
                                                           --------   --------
Intangibles                                                $   95.9   $   95.9
Debt Issuance Costs                                            13.4       13.2
                                                           --------   --------
     Subtotal                                                 109.3      109.1
Less: Accumulated Amortization                                (29.4)     (25.3)
                                                           --------   --------
     Total                                                 $   79.9   $   83.8
                                                           ========   ========

Note 8 - Other Accrued Liabilities
----------------------------------

     At December 31, Other Accrued Liabilities consist of the following:

                                                            2001        2000
                                                          -------     -------
Marketing                                                 $   5.9     $   7.2
Health Costs                                                  7.7         7.3
Compensation                                                  1.9         4.1
Retiree Benefits                                              5.9         6.9
Deferred Revenue                                              2.8           -
Other                                                         7.8         9.8
                                                          -------     -------
     Total                                                $  32.0     $  35.3
                                                          =======     =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Note 9- Retiree Benefits
------------------------

Pension Plans:
--------------
     The Company sponsors a defined benefit pension plan (the "Plan"). Additionally a supplemental defined benefit pension plan (the "SERP") was adopted January 1, 1998. Under the provisions of SFAS No. 132, the disclosure requirements for the Plan and the SERP have been combined.

        Change in Benefit Obligation:

                                                2001       2000
                                              --------   --------
Benefit Obligation at Beginning of Year       $   96.3   $   78.7
Service Cost                                       4.1        3.9
Interest Cost                                      7.4        6.7
Actuarial Assumption Changes                       0.7       (2.1)
Actuarial  Loss                                    4.8       10.4
Benefits Paid                                     (1.8)      (1.3)
                                              --------   --------
Benefit Obligation at End of Year             $  111.5   $   96.3
                                              ========   ========

Change in Plan Assets:
                                                2001       2000
                                              --------   -------
Fair Value of Plan Assets at Beginning
   of Year                                    $   69.1   $   66.9
Actual Return on Plan Assets                       1.2        3.5
Employer Contributions                             8.0          -
Benefits Paid                                     (1.8)      (1.3)
                                              --------   --------
Fair Value of Plan Assets at End of Year      $   76.5   $   69.1
                                              ========   ========

Net Amount Recognized:
                                                2001       2000
                                              --------   --------
Funded Status                                 $  (35.0)  $  (27.2)
Unamortized Prior Service Cost                    (2.1)      (2.3)
Unrecognized Net Actuarial Gain                   20.1        9.7
                                              --------   --------
Net amount recognized                         $  (17.0)  $  (19.8)
                                              ========   ========

Amounts recognized in the statement of
   financial position consist of:
                                                2001       2000
                                              --------   --------
Accrued Benefit Liability                        (17.6)     (20.2)
Intangible Asset                                   0.6        0.4
                                              --------   --------
Net Amount Recognized                         $  (17.0)  $  (19.8)
                                              ========   ========

Components of Net Periodic Pension Cost:
                                                2001       2000        1999
                                              --------   --------    -------
Service Cost                                  $    4.1   $    3.9    $   4.5
Interest Cost                                      7.4        6.7        5.2
Expected Return on Assets                         (6.6)      (6.2)       1.8
Net Amortization and Deferral                      0.4       (0.1)      (9.5)
                                              --------   ---------   -------
Net Periodic Pension Cost                     $    5.3   $    4.3    $   2.0
                                              ========   ========    =======

Actuarial Assumptions:
   Discount Rate                                   7.3%       7.8%       7.8%
   Long-Term Rate on Assets                        8.5%       8.5%       8.5%
   Rate of Compensation Increase                   4.5%       5.5%  Age-Related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Savings Plans:

     The Company sponsors a qualified defined contribution plan and matches 50% of a participant's contributions up to a maximum of 6% of a participant's compensation. All employees hired after May 31, 1996 are also eligible for a discretionary contribution. The Company's expense and contribution to this plan was $1.4 in 2001, 2000 and 1999.

     Effective January 1, 1998, the Company adopted a non-qualified defined contribution plan. The Company's matching contribution was not material during 2001, 2000 and 1999.

Postretirement Benefit Plan:
----------------------------

     The Company sponsors an unfunded postretirement defined benefit plan which provides certain employees and their covered dependents and beneficiaries with retiree health and welfare benefits.

        Change in Benefit Obligation:

                                                  2001       2000
                                                --------   --------
Benefit Obligation at Beginning of Year         $   12.9   $    8.0
Service Cost                                         0.5        0.5
Interest Cost                                        0.9        0.9
Plan Participants' Contributions                       -        0.1
Amendments                                             -        2.9
Actuarial Loss/(Gain)                               (1.1)       0.6
Benefits Paid                                       (0.3)      (0.1)
                                                --------   --------
Benefit Obligation at End of Year               $   12.9   $   12.9
                                                ========   ========

Accrued Benefit Cost:
                                                  2001       2000
                                                ---------  --------
Funded Status                                   $  (12.9)  $  (12.9)
Unrecognized Net Actuarial Gain                     (0.4)      (2.5)
Unrecognized Prior Service Cost                     (6.5)      (5.0)
                                                --------   --------
Accrued Postretirement Benefit Obligation       $  (19.8)  $  (20.4)
                                                ========   ========

Components of Net Periodic Benefit Cost:
                                                  2001       2000       1999
                                                --------   --------   --------
Service Cost                                    $    0.5   $    0.5   $    0.4
Interest Cost                                        0.9        0.9        0.6
Net Amortization and Deferral                       (1.7)      (1.2)      (2.1)
                                                --------   --------   --------
Net Periodic Benefit Income/(Expense)           $   (0.3)  $    0.2   $   (1.1)
                                                ========   ========   ========

     To determine the accumulated postretirement benefit obligation, (1) the assumed discount rate used was 7.3% and 7.8% at December 31, 2001 and 2000, respectively (2) the assumed health care trend rate was 10.0% for 2001, declining gradually to 4.5% in 2010 and remaining at that level thereafter and 10.0% for 2000, declining gradually to 5.0% in 2010 and remaining at that level thereafter and (3) the assumed dental benefit rate was 10.0% for 2001, declining gradually to 4.5% in 2010 and remaining at that level thereafter and 8.0% for 2000, declining gradually to 5.0% in 2007 and remaining at that level thereafter.

     A one-percentage-point increase or decrease in the assumed health care cost trend rates would increase or decrease, respectively, the accumulated postretirement benefit obligation by approximately $0.6 as of December 31, 2001 and increase or decrease the total service and interest cost components by approximately $0.3 and $0.4, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

     The Company also provides certain severance benefits. At December 31, 2001 and 2000, the accumulated postemployment benefit obligation and the annual periodic cost of these obligations were not significant.

Note 10 - Debt
--------------

     Short-term debt consists of unsecured, fixed interest rate agreements for financing insurance premiums.

         Long-term Debt at December 31, consisted of the following:

                                                  2001               2000
                                                ---------         ---------
Revolving Credit Facility                       $    25.0         $    64.5
9.5% Senior Subordinated Notes due 2003              86.9              86.8
Capital Lease Obligations (Note 11)                   2.4               3.3
                                                ---------         ---------
     Subtotal                                   $   114.3         $   154.6
Less: Current Portion                                 1.1               1.3
                                                ---------         ---------
     Total                                      $   113.2         $   153.3
                                                =========         =========

     The Credit Agreement provides for aggregate borrowings of $170.0 million under the Revolving Credit Facility. All borrowings under the Credit
Agreement are guaranteed by Holding, and are collateralized by substantially all of the assets of the Company. The Company may borrow up to $170.0 million (including certain letters of credit) under the Revolving Credit Facility through September 30, 2003. Financing costs paid in connection with the Credit Agreement of $3.7 million were capitalized and will be amortized over the remaining term of the Credit Agreement.

     The weighted average interest rate for borrowings under the Revolving Credit Facility was 8.0% in 2001 and 10.1% in 2000. The Company is not currently a party to any interest rate cap, hedging or other protection arrangements with respect to its variable rate indebtedness. At December 31, 2001, the Company had $5.4 million in letters of credit and borrowings of $25.0 million outstanding with the remaining $139.6 million of the Revolving Credit Facility available for borrowing.

     Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum ("ABR Loans"), or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). The Company's interest rate margin for the first six months under the Credit Agreement was set at 1.0% and 2.0% for ABR Loans and Eurodollar Loans, respectively. As a result of the Company's performance, on October 31, 2000, the interest rate margin and commitment fees were reduced 0.5% and 0.125%, respectively. Effective March 28, 2001, the interest rate margin and commitment fees were increased 0.25% and 0.125%, respectively, as a result of the consolidated leverage ratio at December 31, 2000. On July 27, 2001 and on November 14, 2001, the interest rate margin was increased 0.25%, as a result of the consolidated leverage ratio on June 30, 2001 and September 30, 2001, respectively. Each quarter the interest rate margin will be subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility and can be reduced up to 0.125% based upon the same financial performance measures. The occurrence of certain changes in control is an event of default under the Credit Agreement.

     Effective on December 6, 2001, the Company and the requisite lenders under the Credit Agreement entered into an amendment (the "Amendment") of the Credit Agreement. Under the terms of the Amendment, the consolidated leverage ratio that the Company is required to maintain was amended so that the required consolidated leverage ratio was changed to 3.35 to 1.00 from 2.75 to 1.00 for the period from December 31, 2001 through September 29, 2002, and changed to
3.25 to 1.00 from 2.75 to 1.00 for the period from September 30, 2002 through December 30, 2002. The Company paid financing costs of 0.10% of the aggregate borrowings or $0.2 million, which were capitalized and will be amortized over the remaining term of the Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

     The Notes, in an original aggregate $100.0 principal amount, mature on December 1, 2003. The Notes were redeemable at the option of the Company, in whole or in part, any time on or after December 1, 1998. The redemption price ranges from 104.5% of the principal amount in 1998 to 100% in the year 2001. In the event of a change in control, the Notes may be redeemed at the option of the Company for the principal amount plus applicable interest and premium at that date. The Notes, issued by Remington, are subordinate to borrowings under the New Credit Agreement and are fully and unconditionally guaranteed on a subordinated basis by Holding. See Note 23 for Holding's Condensed Consolidating Financial Data. The Notes are not collateralized by any of the Company's assets. The original issue discounts on the Notes of $0.6 are being amortized at 9.6% per annum. As of December 31, 2001, the total accumulated amortization was $0.5.

     The Indenture for the Notes and the Credit Agreement contain various restrictions on the Company's ability to incur debt, pay dividends and enter into certain other transactions. The Credit Agreement permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Credit Agreement and the Indenture. Prior to 2000, the Company repurchased approximately $13.1 of the Notes on the open market with cash from operations. The Company repurchased the Notes at an average price of 99.4% of the face value on the open market, and the transactions had no material impact on its results of operations. No Notes were repurchased in 2000 or 2001.

     The payments of capital lease obligations outstanding at December 31, 2001, for the next three years are $1.2, $.8 and $0.6, respectively. The Notes, with a maturity value of $86.9 as of December 31, 2001, are due December 1, 2003 and borrowings outstanding under the New Revolving Credit Facility are payable September 30, 2003.

Note 11 - Leases
----------------
     Future minimum lease payments under capital leases and operating leases, together with the present value of the net minimum capital lease payments at December 31, 2001, are as follows:

                                                           Capital     Operating
                                                            Leases      Leases
                                                            ------      ------
Minimum Lease Payments for Years
Ending December 31:
   2002                                                  $     1.2    $     2.6
   2003                                                        0.8          2.6
   2004                                                        0.6          2.5
   2005                                                          -          1.1
   2006                                                          -          1.0
   And Thereafter                                                -          3.3
                                                         ---------    ---------
     Total Minimum Lease Payments                              2.6    $    13.1
                                                                      =========
Less:  Amount representing interest                            0.2
                                                         ---------
     Present Value of Net Minimum Lease Payments         $     2.4
                                                         =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Note 12 - Redeemable Class A Common Stock
-----------------------------------------

     Certain employees and key management of the Company who hold or have the right to receive (i.e. deferred shares) Class A common stock may require Holding to repurchase, under certain conditions, (death, disability or retirement, in each case as defined by the relevant plan document), all of such shares. This repurchase right terminates upon the consummation of an initial equity public offering of Holding's Class A common stock. In connection with the redemption feature described above, Holding has classified, outside of permanent equity, an amount representing the initial fair value of the redeemable shares. As of December 31, 2001, the redeemable value would be approximately $5.6 million, using a fair market value of $185 per share, as determined by an independent third party. These shares have not been marked to market since the events of redemption are considered remote.

Note 13 - Shareholders' Equity
------------------------------

     Holding has authorized 2,500,000 shares of Common Stock, consisting of 1,250,000 shares of Class A Common Stock, par value $.01 per share, and 1,250,000 shares of Class B Common Stock, par value $.01 per share. The Class A Common Stock is voting stock and the Class B Common Stock is non-voting stock. None of the Class B Common Stock has been issued. There were no dividends paid in 2001. Dividends, net of shareholder loan repayments, of $54.8 million were paid by the Company on its shares of common stock during 2000. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the Company, subject to the restrictions set forth in the Credit Agreement and the Indenture, which currently restrict the payment of cash dividends to shareholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time.

Note 14 - Stock Purchase and Option Plans
-----------------------------------------

     As of December 31, 2001, the Company has reserved 184,580 shares of the Class A Common Stock, par value $.01 per share, of Holding ("Common Stock") for issuance in accordance with the terms of the Amended and Restated RACI Holding, Inc. Stock Option Plan (the "Option Plan"), the RACI Holding, Inc. 1994 Director Stock Plan (the "1994 Director Stock Plan"), the RACI Holding, Inc. Stock Purchase Plan (the "1994 Director Stock Purchase Plan), the RACI Holding, Inc. Director Stock Purchase Plan (the "1997 Director Stock Purchase Plan"), the RACI Holding, Inc. Director Stock Option Plan (the "Director Stock Option Plan") and the RACI Holding, Inc. Stock Incentive Plan (the "1999 Stock Incentive Plan").

     As of December 31, 2001, 11,250 shares of Class A Common Stock and 1,250 matching shares of redeemable deferred stock have been issued under the 1997 Director Stock Purchase Plan, 1,800 shares have been issued under the 1994 Director Plan in lieu of directors' fees and no shares of Common Stock have been issued under the Option Plan.

     On May 14, 1999, the board of directors of Holding adopted the 1999 Stock Incentive Plan. As of December 31, 2001, 24,191 shares of redeemable deferred stock have been issued of which 715 were issued during 2001 and 6,198 shares of redeemable Common Stock have been issued of which 1,144 were issued during 2001.

     At December 31, 2001 options to purchase 33,565 shares of Common Stock were outstanding, at a per share exercise price of $100, of which all options were exercisable; options to purchase 29,438 shares of Common Stock were outstanding, at a per share exercise price of $200, of which 9,352 options were exercisable, 17,748 of the remaining unvested options vest ratably on the third, fourth and fifth anniversaries of the options' grant date and expire in 2009, the remaining 2,338 shares vest based on the financial performance of the Company in 1999 and 2000, but no later than 2008; options to purchase 1,383 shares of Common Stock were outstanding at a per share exercise price of $230, of which 763 options were exercisable, 111 of the remaining unvested options vest ratably on the third, fourth and fifth anniversaries of the options' grant date and expire in 2010, the remaining 509 shares vest based on the financial performance of the Company in 2000, but no later than 2009; and options to purchase 5,000 shares of Common Stock, which were granted during 2001, were outstanding at a per share exercise price of $180, of which no options were exercisable, the options vest ratably on the third, fourth and fifth anniversaries of the options' grant date and expire in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

As of December 31, 2001, 71,754 shares of Class A Common Stock remain available for grant under the above mentioned plans.

     The Option Plan provides for the grant of options (the "Options"), which are generally exercisable in three equal annual installments, beginning on the second anniversary of the date of grant, subject to the continued employment of any employee option-holder. The vesting of Options may be accelerated upon the occurrence of certain events specified in the Option Plan, as amended, including a change in control as defined therein. Options not exercised will expire on the tenth anniversary of the date of grant. The following is a summary of stock option activity under the Option Plan and the 1999 Stock Incentive Plan:

                                           2001                           2000                            1999
                                 --------------------------    ----------------------------    --------------------------
                                                Wtd. Avg.                      Wtd. Avg.                       Wtd. Avg.
                                  Shares        Ex. Price        Shares        Ex. Price         Shares        Ex. Price
                                  ------        ---------        ------        ---------         ------        ---------
Outstanding at January 1,         69,053          $ 148            68,838        $ 146             37,965        $ 100
Granted                            5,000          $ 180             1,617        $ 230             31,773        $ 200
Forfeited                         (4,666)         $ 145            (1,402)       $ 124               (900)       $ 100
                                 -------          -----          --------        -----            -------        -----
Outstanding at December 31,       69,387          $ 151            69,053        $ 148             68,838        $ 146
                                 =======          =====          ========        =====            =======        =====

Exercisable at December 31,       43,680          $ 124            45,297        $ 125             38,747        $ 116
                                 =======          =====          ========        =====            =======        =====
Weighted Average
Fair Value Options Granted       $ 24.72                         $  44.68                         $ 31.42
                                 =======                         ========                         =======

     The Company has adopted the disclosure-only provision of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, since options have been granted at an option exercise price equal to the estimated fair value of the underlying Common Stock, no compensation expense has been recognized with respect to grants of stock options granted to date. Had compensation expense for such option grants been recognized under SFAS No. 123 based on the fair value of such options at the grant dates thereof in 2001, 2000 and 1999, the Company's net income and income per share on a pro forma basis would have been as follows:

                                    2001             2000              1999
                                 ------------    -------------     ------------
Net Income    As Reported          $  13.7          $  19.9            $  23.0
              Pro Forma               13.7             19.6               22.8

Basic EPS     As Reported          $ 17.25          $ 25.10            $ 29.68
              Pro Forma              17.25            24.72              29.41

Diluted EPS   As Reported          $ 16.90          $ 24.49            $ 28.89
              Pro Forma              16.90            24.12              28.64

     For purposes of the foregoing the fair value of each option grant is estimated as of the date of grant using a modified-Black Scholes Option Model with the following weighted average assumptions for:

                                        2001          2000
                                        ----          ----
Risk Free Interest Rate                 5.8%          5.5%
Dividend Yields                         0.0%          0.0%
Volatility Factor                       0.0%          0.0%
Weighted Average
   Expected Option Life               3.0 years     4.4 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Note 15 - Subsequent Events
---------------------------

     In February 2002, options to purchase 2,000 shares of Common Stock were exercised at a price of $100 per share and options to purchase 1,000 shares of Common Stock were cancelled.

     In March 2002, certain members of management acquired an aggregate of 891 redeemable shares at a purchase price of $185 per share and were granted options to purchase 891 shares of Common Stock, under the 1999 Stock Incentive Plan at an exercise price of $185 per share. In connection with the purchase of the shares, certain members of management financed a portion of the cash purchase price of the shares of Common Stock they acquired through loans from Bank of American, N.A. on market terms. To assist members of management obtain such terms for such financing, Remington fully and unconditionally guaranteed such loans. Remington guaranteed loans totaling $0.1 were extended to certain members of management, which remain outstanding.

Note 16 - Commitments and Contingencies
---------------------------------------

     The Company has various purchase commitments, approximating $4.6 for 2002, $1.7 for 2003, $1.5 for 2004 and no commitments for 2005 and 2006, for services incidental to the ordinary conduct of business, including E-Commerce and NASCAR sponsorship. Such commitments are not at prices in excess of current market prices. The Company has purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years with no commitment to purchase specified quantities. The Company does not have formal contracts with its other raw materials suppliers. The commitments and contracts had no significant impact on the financial condition or results of operations during the reportable periods. In recognition of and support of certain legal and legislative initiatives, the firearms industry has established the Hunting and Shooting Sports Heritage Fund of which the Company is a member.

     The Company provides consumer warranties against manufacturing defects in all firearm products it sells in North America. Estimated future warranty costs are accrued at the time of sale. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized in accordance with of Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, and charged to operations

     Pursuant to the Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products, (2) all product liability cases and claims involving products that had not been discontinued as of the Acquisition ("extant products") and relating to occurrences that took place prior to the Acquisition and (3) certain environmental liabilities based on conditions existing at the time of the Acquisition. These indemnification obligations of the Sellers are not subject to any survival period limitation. The Company has no current information on the extent, if any, to which the Sellers have insured these indemnification obligations. Except for certain cases and claims relating to shotguns as described below and except for all cases and claims relating to products discontinued prior to the Acquisition, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Acquisition.

     Since December 1, 1993, the Company has maintained insurance coverage for product liability claims subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate for personal injury or property damage relating to occurrences arising after the Acquisition. The Company believes that its current product liability insurance coverage for personal injury and property damage is adequate for its needs. The Company's current product liability insurance policy provides for a self-insured retention of $0.5 million per occurrence (plus pro-rata legal expenses) and a $10.0 million indemnity loss aggregate. The current policy period runs from December 1, 2001 through November 30, 2002. The current policy has a batch clause endorsement, which in general provides that if a batch of the Company's products were to be defective, the Company's liability for expenses and damages related to the entire batch would be capped at the amount of self-insured retention for a single occurrence. The policy excludes from coverage any pollution-related liability. Based in part on the nature of the Company's products, and the impact on the insurance market of the events of September 11, 2001, there can be no assurance that the Company will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of the Company's

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

post-December 2001 excess insurance coverage expressly does not apply to actions brought by municipalities as described below.

     As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of December 31, 2001, approximately 20 individual bodily injury cases and claims were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings, some of these cases seek punitive as well as compensatory damages. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the pending individual cases, approximately two involve matters for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 18 pending cases involve post-Acquisition occurrences for which the Company bears responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of approximately two of these cases involving certain shotguns, as described below. One of the pending cases for which Remington bears financial responsibility involves the accidental fatal shooting in October 2000 with a Remington Model 700 bolt action rifle of a nine-year-old boy, Gus Barber, by his mother after a hunting trip in Montana, has been the subject of repeated local and national media attention, and in December 2001, the family filed a lawsuit in federal district court in Montana. The Company has not been finally served but understands that the action names Remington and the Sellers as defendants. Like many Remington bolt-action centerfire firearms made before 1982, the Barber rifle was manufactured with a feature known as a 'bolt-lock,' which requires the manual safety to be moved to the 'fire' position to begin the process of unloading the rifle. Partly in response to this accident, in early March 2002, the Company has initiated a nationwide product safety program to run through the end of 2002 under which the Company will modify such centerfire firearms to remove the bolt-lock feature for $20. Participating customers will receive a transferable $20 rebate coupon on the purchase of Remington safety products. Approximately 2.5 million guns manufactured before 1982 may be eligible for this offer. The Company is unable to estimate the ultimate cost of this modification program, due to various uncertainties, including the number of customers who choose to participate in the program and the condition of their firearms. However, based in part on the length of time since these products were manufactured. The Company does not believe that the ultimate cost of the safety program will have a material adverse impact on financial condition or liquidity, but there can be no assurance of such an outcome.

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

     In the City of Boston case, first filed on June 2, 1999, the City of Boston and the Boston Public Health Commission claim (among other allegations) that the distribution practices of defendant firearms manufacturers allegedly permit their products to enter a secondary market, from which guns may be obtained by unauthorized users; that defendants have failed to include adequate safety devices in their firearms to prevent unauthorized use and accidental misuse; and that defendants' conduct has created a public nuisance. Plaintiffs seek injunctive relief and money damages (consisting of the cost of providing certain city services and lost tax and other revenues). By order of July 13, 2000, the trial court denied manufacturer-defendants' motion to dismiss, and defendants' request for interlocutory appeal of this decision was denied on September 19, 2000. Discovery is proceeding pursuant to the Joint Case Management Order, under which trial is presently scheduled for September 2002. On February 1, 2002, the trial court issued an order granting defendants' motion for partial summary judgment, prohibiting the plaintiffs from attempting to prove liability on a "market share" theory.

     The City of St. Louis makes claims similar to those in the City of Boston litigation and seeks punitive as well as compensatory damages. The First Amended Complaint naming Remington was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the United States District Court for the Eastern District of Missouri by third-party defendant, Denel (Pty) Ltd., a firearms manufacturer majority-owned by the Republic of South Africa. Removal was made pursuant to Title 28, section 1330, of the United States Code, as an action involving a foreign state. On September 25, 2001, the federal court remanded the case to state court, (where motions to dismiss are pending). On February 20, 2002, the trial court heard argument on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

defendants' motion to transfer venue to the Circuit Court for St. Louis County; the motion was granted in March 1, 2002.

     The City of New York, the New York City Health and Hospitals Corp., and certain city officials filed an Amended Complaint, dated September 1, 2000, in the United States District Court for the Eastern District of New York naming Remington and asserting claims similar to those in the City of Boston litigation. The Company answered on December 1, 2000. Plaintiffs' and defendants' initial discovery requests were served in June 2001. In August 2001, the City indicated its intention to file a second amended complaint. However, in part as a result of the events of September 11, the City has asked that the case be put on hold pending the appeal by the State of New York of the dismissal of its separate lawsuit against handgun manufacturers (in which the Company is not a defendant).

     Motions to intervene had been filed in another such municipal lawsuit, Chicago v. Beretta U.S.A. Corp. (Cook Co. Ct.), seeking to name as additional defendants unidentified "ammunition manufacturers." Such intervention was not permitted by the Court, which, on September 15, 2000, granted the existing defendants' motion to dismiss the case. The City's appeal of the decision has been briefed and argued to the intermediate level court of appeals.

     The numbers of cases listed above do not include Joe Luna, et al. v. Remington Arms Company, Inc. and E. I. Du Pont de Nemours and Company et al. ("Luna"), which was first filed in 1989 in Texas district court in Jim Wells County. The plaintiffs sought certification of a class consisting of all Texas owners of Model 700 bolt-action rifles seeking the cost of repair. In June 1996, the district court certified for class treatment certain limited issues; this ruling was reversed on appeal. Remington was not named as a defendant until July 1996, and was not a party to the appeal, although the appellate courts' decisions should govern class action claims against Remington as well. The Sellers' obligations with respect to Luna include a requirement that they indemnify the Company against claims for economic loss involving Model 700 rifles shipped prior to the end of May 1997. Claims involving Model 700 rifles shipped thereafter would be the Company's responsibility and, to the extent that they do not involve personal injury or property damage, would not be covered by the Company's product liability insurance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

     The Company does not expect current environmental regulations to have a material adverse effect on the financial condition or results of operations. However, the Company's liability for future environmental remediation costs is subject to considerable uncertainty due to the complex, ongoing and evolving process of identifying the necessity for, and generating cost estimates for, remedial work. Furthermore, there can be no assurance that environmental regulations will not become more restrictive in the future.

Note 17 - Income Taxes
----------------------

     The provision (benefit) for income taxes consists of the following components

                                      2001     2000       1999
                                    -------   ------     -------
Federal:
   Current                          $  7.1   $  11.8    $   8.4
   Deferred                            0.4         -        4.5
State:
   Current                             0.8       0.7        2.4
   Deferred                            0.2         -       (0.6)
                                    ------   -------    -------
                                    $  8.5   $  12.5    $  14.7
                                    ======   =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                        2001             2000
                                                        ----             ----
Deferred tax assets:
   Accrued employee and retiree benefits             $  18.2          $  19.8
   Product, environmental and other liabilities          5.9              6.2
   Receivables and inventory                             5.6              4.3
   Tax credits                                           0.5              0.6
                                                     -------          -------
                                                        30.2             30.9
                                                     -------          -------
Deferred tax liabilities:
   Property, plant and equipment                       (11.4)           (12.4)
   Intangibles                                          (6.0)            (5.2)
                                                     -------          -------
                                                       (17.4)           (17.6)
                                                     -------          -------
Net deferred tax assets                              $  12.8          $  13.3
                                                     =======          =======

     At December 31, 2001 the Company has state tax credit carry-forwards of $0.5 for tax purposes which expire between 2002 and 2013.

      The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rates:

                                            2001         2000         1999
                                            ----         ----         ----
Federal statutory rate                      35.0%        35.0%        35.0%
State income taxes, net of
   Federal benefits                          2.1          2.1          4.6
Nondeductible expenses                       0.9          1.4          1.3
Other                                        0.3          0.1         (1.9)
                                            ----         ----         ----
Effective income tax rate                   38.3%        38.6%        39.0%
                                            ====         ====         ====

Note 18 - Related Party Transactions
------------------------------------

     The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"), which owns 750,000 shares of the 763,050 shares of Class A Common Stock outstanding, or 98.3% at December 31, 2001, is a private investment fund managed by Clayton, Dubilier & Rice, Inc. ("CD&R"). CD&R receives an annual fee for management and financial consulting services provided to the Company and reimbursement of related out-of-pocket expenses. Fees and out-of-pocket expenses paid to CD&R were $0.6 in 2001 and $0.5 in 2000 and 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Note 19 - Financial Instruments
-------------------------------

     The estimated value of the Company's debt at December 31, 2001 was $111.9 compared to a carrying value of $114.3. The estimated value of the Company's debt at December 31, 2000 was $137.3 compared to a carrying value of $154.6.

     The Company employs various strategies, including call options, zero cost collars and futures to hedge the price risk related to firm commitments and anticipated purchases of lead and copper to be used in the manufacturing process. The Company buys call options for an up front fee for the right to purchase a specified amount of metal at a pre-determined price and date. On occasion, zero cost collars are created by selling put options for quantities and timing identical to the call options, which in effect pay for the call options. These put options give a third party the right to sell to the Company a specified amount of metal at a price which is below the call option price on a pre-determined date. This zero cost collar results in no up front fee and insures that the Company can purchase a specified amount of metal within a specified price range on a pre-determined date. Futures are a commitment to purchase a given amount of metal at an agreed upon price on a future date with a settlement between the contract price and the market price at the expiration of the contract. Hedging gains and losses are offset against purchase price variances on physical purchases of the commodities. There were no premiums paid for commodity contracts outstanding at December 31, 1999. The amount of premiums paid for commodity contracts outstanding at December 31, 2001 and 2000 were $0.4 and $0.7, respectively. At December 31, 2001, 2000 and 1999, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $0.2, $0.3 and $1.3, respectively. There were no hedging losses related to closed commodity future contracts included in inventory at December 31, 2001 and 2000.

     The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. On January 1, 2001, the Company held call options and zero cost collars for the purchase of copper and lead, which are designated as cash flow hedging instruments. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $0.2 in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. Gains of $0.2 and losses of $0.2 on derivatives that had been previously deferred netted to result in no derecognition from the balance sheet through a net-of-tax cumulative-effect-type adjustment. The Company expects to reclassify as earnings during the next twelve months $0.2 from the transition adjustment that was recorded in accumulated other comprehensive income. Net losses of $0.3 and $0.3 on derivative instruments were reclassified to earnings and recorded in accumulated other comprehensive income (loss), respectively, during the year-to-date period ended December 31, 2001.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

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

     The Company is engaged in the design, manufacture and sale of sporting goods products for the hunting, shooting sports and fishing markets. The Company's activities expose it to a variety of market risks, including the effects of changes in interest rates and commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company's risk-management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company is currently not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of December 31, 2001.

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

     The Company purchases copper and lead futures and options contracts to hedge against price fluctuations of anticipated commodity purchases. The futures and options contracts limit the unfavorable effect that price increases will have on metal purchases, and the futures contracts likewise limit the favorable effect of price declines. At December 31, 2001, the Company's outstanding contracts relating to firm commitments and anticipated purchases (notional amount aggregated 20.4 million pounds) up to twelve months from the respective balance sheet date have a fair market value of approximately $0.2 million as determined by an independent third party.

     The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of December 31, 2001, 2000 or 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Note 20 - Segment Information
-----------------------------

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

     The Company primarily evaluates the performance of its segments and allocates resources to them based on EBITDA. The chief operating decision maker is the president and chief executive officer. Reportable segments were separately identified based on segment revenue, EBITDA and assets. The firearms and ammunition operations are aggregated because of similarity in nature of product, manufacturing process and the regulatory environment, in addition to the type of customer and distribution method. During 2001 and 2000, revenue for the Hunting/Shooting Sports segment accounted for 89% and for 1999 88% of consolidated revenue. The Company has no material intersegment revenue.

Information on Segments:

                                                  2001      2000      1999
                                                --------  --------  --------
Net Sales:
   Hunting/Shooting Sports                      $  340.3  $  345.1  $  354.0
   All Other                                        42.8      43.6      49.1
                                                --------  --------  --------
     Consolidated Net Sales                     $  383.1  $  388.7  $  403.1
                                                ========  ========  ========
EBITDA:
   Hunting/Shooting Sports                      $   50.7  $   67.2  $   65.2
   All Other                                         6.1       5.8       8.8
                                                --------  --------  --------
     Consolidated EBITDA                        $   56.8  $   73.0  $   74.0
                                                ========  ========  ========

Assets:
   Hunting/Shooting Sports                      $  194.5  $  222.4  $  188.3
   All Other                                       137.6     139.5     168.8
                                                --------  --------  --------
     Consolidated Assets                        $  332.1  $  361.9  $  357.1
                                                ========  ========  ========

Capital Expenditures:
   Hunting/Shooting Sports                      $    3.4  $   14.1  $   10.9
   All Other                                         0.8       3.3       2.1
                                                --------  --------  --------
     Consolidated Capital Expenditures          $    4.2  $   17.4  $   13.0
                                                ========  ========  ========

Net Sales by Product Line:
                                                  2001      2000      1999
                                                --------  --------  --------
Firearms                                        $  185.4  $  184.1  $  181.7
Ammunition                                         154.9     161.0     172.3
                                                --------  --------  --------
   Hunting/Shooting Sports                         340.3     345.1     354.0
   All Other                                        42.8      43.6      49.1
                                                --------  --------  --------
   Net Sales                                    $  383.1  $  388.7  $  403.1
                                                ========  ========  ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Reconciliation of EBITDA to Profit Before Income Taxes:

                                                  2001      2000      1999
                                                 ------    ------    -------
Consolidated EBITDA                              $ 56.8    $ 73.0    $  74.0
                                                 ------    ------    -------

Less: Interest Expense                             15.3      15.6       14.1
   Depreciation and Amortization (1)               16.9      16.4       16.0
   Other Noncash Charges                            1.1       1.2        6.2
   Nonrecurring and Restructuring Items             1.3       0.5          -
   Special Payment                                    -       6.9          -
                                                 ------    ------    -------
                                                   34.6      40.6       36.3
                                                 ------    ------    -------
   Consolidated Profit Before Income Taxes       $ 22.2    $ 32.4    $  37.7
                                                 ======    ======    =======

(1) Excludes amortization of deferred financing costs of $1.7, $2.0 and $1.8 in 2001, 2000 and 1999, respectively, which is included in interest expense.

Geographic Information:

                                                   2001      2000      1999
                                                  -------  -------  -------
Net Sales:
   Domestic                                       $ 356.7  $ 363.5  $ 378.0
   Foreign                                           26.4     25.2     25.1
                                                  -------  -------  -------
     Consolidated Net Sales                       $ 383.1  $ 388.7  $ 403.1
                                                  =======  =======  =======

     Of the Company's Hunting/Shooting Sports revenues in 2001, 2000 and 1999 approximately 19%, 18% and 20%, respectively, consisted of sales made to a single customer. The Company's sales to this customer are not governed by a written contract between the parties. Although the Company believes its relationship with this customer is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company's financial condition or results of operations. No other single customer comprises greater than or equal to 10% of sales.

Note 21- Quarterly Financial Data (unaudited)
---------------------------------------------

2001                                               Quarter
----                            ------------------------------------
                                   First   Second   Third   Fourth    Total
                                   -----   ------   -----   ------    -----
Sales                             $ 90.6  $ 86.7   $ 114.1  $ 91.7   $ 383.1
Gross Profit                        29.7    23.8      30.6    25.7     109.8
Net Income                           3.6     1.5       4.4     4.2      13.7
Basic Income Per Share              4.53    1.89      5.54    5.29     17.25
Diluted Income Per Share            4.44    1.85      5.44    5.19     16.90

2000                                               Quarter
----                            ------------------------------------
                                   First   Second   Third   Fourth    Total
                                   -----   ------   -----   ------    -----
Sales                             $ 96.6  $ 101.5  $ 113.6  $ 77.0   $388.7
Gross Profit                        32.3     33.4     40.1    27.0    132.8
Net Income                           5.8      1.0      9.3     3.8     19.9
Basic Income Per Share              7.34     1.26    11.71    4.79    25.10
Diluted Income Per Share            7.12     1.22    11.36    4.69    24.49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Note 22 - Income Per Share
--------------------------

      The basic and diluted income per share was determined as follows:

                                                      2001       2000      1999
                                                      ----       ----      ----
Basic Income Per Share
  Net Income Available to Common Shareholders     $   13.7   $   19.9  $   23.0
  Weighted Average Common Shares                   794,294    792,929   775,042
    Basic Income Per Share                          $17.25     $25.10    $29.68

Diluted Income Per Share
  Net Income Available to Common Shareholders     $   13.7   $   19.9  $   23.0
  Weighted Average Common Shares                   794,294    792,929   775,042
  Effect of Outstanding Options                     16,243     19,632    21,186
  Weighted Average Common Shares and Dilutive
  Potential Common Stock                           810,537    812,561   796,228
    Diluted Income Per Share                      $  16.90   $  24.49  $  28.89

     In the first, second, third and fourth quarter of 2001 and for the year ended December 31, 2001, 37,481, 37,481, 35,822 and 30,822 outstanding options, were excluded from the calculation of diluted income per share as they were anti-dilutive, respectively. Based on an independent evaluation, the estimated fair value of the Company's Common Stock at December 31, 2001, 2000 and 1999 was $185, $180 and $230 per share, respectively. The estimated average price during 2001, 2000 and 1999 was $183, $205 and $215 per share, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

Note 23 - Financial Position and Results of Operations of Holding and Remington
-------------------------------------------------------------------------------

     The following condensed consolidating financial data provides information regarding the financial position and results of operations of Holding and its wholly owned subsidiary, Remington, including Remington's wholly owned subsidiaries Remington International, Ltd., RA Brands, L.L.C. and RA Factors, Inc. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company's public securities, Remington's 9.5% Senior Subordinated Notes due 2003, Series B (the "Notes"). Further, the Notes are fully and unconditionally guaranteed by Holding and the subsidiaries of Remington, other than Remington International, Ltd., which has no significant operations.

                     RACI HOLDING, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING BALANCE SHEETS
                               December 31, 2001

                                                 Combined
                                                 Guarantor                                                     RACI Holding, Inc
ASSETS                                         Subsidiaries      Remington     Holding       Eliminations      and Subsidiaries
------                                         ------------     ----------    ----------     ------------      -----------------
Current Assets                                 $    48.5        $  120.2      $    0.1        $      -         $  168.8
Receivable from Remington, Net                     107.4               -           7.8           115.2                -
Noncurrent Assets                                   46.4           296.5         103.5           283.1            163.3
                                               ---------        --------      --------        --------         --------
     Total Assets                              $   202.3        $  416.7      $  111.4        $  398.3         $  332.1
                                               =========        ========      ========        ========         ========
LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
------------------------
Current Liabilities                            $    22.7        $   43.5      $      -        $      -         $   66.2
Payable to RACI Holding, Inc., Net                     -             7.8             -             7.8                -
Payable to RA Brands, L.L.C., Net                      -            40.2             -            40.2                -
Payable to RA Factors, Inc., Net                       -            67.2             -            67.2                -
Noncurrent Liabilities                                             154.5             -               -            154.5
Redeemable Shares                                      -               -           6.2               -              6.2
Shareholders' Equity                               179.6           103.5         105.2           283.1            105.2
                                               ---------        --------      --------        --------         --------
     Total Liabilities, Redeemable Shares
        and Shareholders' Equity               $   202.3        $  416.7      $  111.4        $  398.3         $  332.1
                                               =========        ========      ========        ========         ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

                     RACI HOLDING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING BALANCE SHEETS
                              December 31, 2000

                                                 Combined
                                                 Guarantor                                             RACI Holding, Inc
ASSETS                                         Subsidiaries   Remington     Holding    Eliminations    and Subsidiaries
------                                         ------------   ---------   ----------   ------------   -----------------
Current Assets                                 $   53.3       $  129.0    $   0.1        $      -          $  182.4
Receivable from Remington, Net                     63.5              -        7.7            71.2                 -
Noncurrent Assets                                   3.6          287.4       90.2           201.7             179.5
                                               --------       --------    -------        --------          ---------
Total Assets                                   $  120.4       $  416.4    $  98.0        $  272.9          $   361.9
                                               ========       ========    =======        ========          =========

LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
------------------------
Current Liabilities                            $    8.9       $   57.6     $     -       $      -          $    66.5
Payable to RACI Holding, Inc., Net                    -            7.7           -            7.7                  -
Payable to RA Brands, L.L.C., Net                     -           15.6           -           15.6                  -
Payable to RA Factors, L.L.C., Net                    -           47.9           -           47.9                  -
Noncurrent Liabilities                                -          197.4           -              -              197.4
Redeemable Shares                                     -              -         6.3              -                6.3
Shareholders' Equity                              111.5           90.2        91.7          201.7               91.7
                                               --------       --------     -------       --------          ---------
     Total Liabilities, Redeemable Shares
        and Shareholders' Equity               $  120.4       $  416.4     $  98.0       $  272.9          $   361.9
                                               ========       ========     =======       ========          =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

                     RACI HOLDING, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                       Combined
YEAR ENDED                             Guarantor                                                  RACI Holding, Inc
December 31, 2001                    Subsidiaries    Remington     Hold ing      Eliminations      and Subsidiaries
----------------------------         ------------   -----------   ---------      ------------     -----------------
Sales                                $        -     $   383.1     $     -        $      -         $       383.1
Gross Profit                                  -         109.8           -               -                 109.8
Royalty Income (Expense)                   23.0         (23.0)          -               -                     -
Factoring Income (Expense)                 13.2         (13.2)          -               -                     -
Income from Equity Investees                  -          23.1        13.7            36.8                     -
Net Income                                 23.1          13.7        13.7            36.8                  13.7

                                       Combined
YEAR ENDED                             Guarantor                                                  RACI Holding, Inc
December 31, 2000                    Subsidiaries    Remington     Holding       Eliminations      and Subsidiaries
----------------------------         ------------   -----------   ---------      ------------     -----------------
Sales                                $        -     $   388.7     $     -         $       -        $       388.7
Gross Profit                                  -         132.8           -                 -                132.8
Royalty Income (Expense)                   14.5         (14.5)          -                 -                    -
Factoring Income (Expense)                  6.6          (6.6)          -                 -                    -
Income from Equity Investees                  -          14.3        19.9              34.2                    -
Net Income                                 14.3          19.9        19.9              34.2                 19.9

YEAR ENDED                                                                                        RACI Holding, Inc
December 31, 1999                                    Remington    Holding        Eliminations      and Subsidiaries
----------------------------                        -----------   ---------      ------------     -----------------
Sales                                               $   403.1     $     -         $      -         $       403.1
Gross Profit                                            129.9           -                -                 129.9
Income from Equity Investees                                -        23.0             23.0                     -
Net Income                                               23.0        23.0             23.0                  23.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

                     RACI HOLDING, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                               December 31, 2001

                                                       Combined
                                                      Guarantor                                        RACI Holding, Inc
                                                     Subsidiaries  Remington  Holding   Eliminations    and Subsidiaries
                                                     ------------  ---------  -------   ------------   -----------------
Operating Activities
   Net Cash Provided (Used) in Operating Activities      $  0.1    $  50.8    $ (0.2)     $    -            $   50.7

Investing Activities
   Capital Expenditures                                       -       (4.2)        -           -                (4.2)
                                                         ------    -------    ------      ------            --------
   Net Cash Used in Investing Activities                      -       (4.2)        -           -                (4.2)
Financing Activities
   Net Payments under Revolving Credit Facility               -      (39.5)        -           -               (39.5)
   Book Overdraft                                             -        6.6         -           -                 6.6
   Principal Payments on Long-Term Debt                       -       (1.4)        -           -                (1.4)
   Net Payments on Short-Term Debt                            -       (1.4)        -           -                (1.4)
   Debt Issuance Costs                                        -       (0.2)        -           -                (0.2)
   Proceeds from Issuance Common Stock                        -          -       0.2           -                 0.2
                                                         ------    -------    ------      ------            --------
   Net Cash (Used) Provided in Financing Activities           -      (35.9)      0.2           -               (35.7)

Increase (Decrease) in Cash and Cash Equivalents            0.1       10.7        -            -                10.8
Cash and Cash Equivalents at Beginning of Period              -        2.6       0.1           -                 2.7
                                                         ------    -------    ------      ------            --------
Cash and Cash Equivalents at End of Period               $  0.1    $  13.3    $  0.1      $    -            $   13.5
                                                         ======    =======    ======      ======            ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

                     RACI HOLDING, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                               December 31, 2000

                                                              Combined
                                                              Guarantor                                       RACI Holding, Inc
                                                            Subsidiaries  Remington  Holding   Eliminations    and Subsidiaries
                                                            ------------  ---------  -------   ------------  -----------------
Operating Activities
   Net Cash (Used) Provided in Operating Activities          $  (93.6)    $  115.4   $     -     $      -     $        21.8

Investing Activities
   Investment in Subsidiaries                                       -        (93.6)        -        (93.6)                -
   Dividends Received, Net of Shareholder Loan Repayments           -            -      54.8         54.8                 -
   Capital Expenditures                                             -        (17.4)        -            -             (17.4)
                                                             --------     --------   -------     --------    --------------
   Net Cash (Used) Provided in Investing Activities                 -       (111.0)     54.8        (38.8)            (17.4)

Financing Activities
   Net Borrowings under   Revolving Credit Facility                 -         64.5         -            -              64.5
   Cash Dividends Paid , Net of Shareholder Loan Repayments         -        (54.8)    (54.8)       (54.8)            (54.8)
   Book Overdraft                                                   -         (5.2)        -            -              (5.2)
   Principal Payments on Long-Term Debt                             -        (29.2)        -            -             (29.2)
   Net Borrowings on Short-Term Debt                                -          0.4         -            -               0.4
   Debt Issuance Costs                                              -         (3.7)        -            -              (3.7)
   Issuance of Common Stock                                      93.6            -         -         93.6                 -
                                                             --------     --------   -------     --------    --------------
   Net Cash Provided (Used) in Financing Activities              93.6        (28.0)    (54.8)        38.8             (28.0)

Increase (Decrease) in Cash and Cash Equivalents                    -        (23.6)        -            -             (23.6)
Cash and Cash Equivalents at Beginning of Period                    -         26.2       0.1            -              26.3
                                                             --------     --------   -------     --------    --------------
Cash and Cash Equivalents at End of Period                   $      -     $    2.6   $   0.1     $      -    $          2.7
                                                             ========     ========   =======     ========    ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

                     RACI HOLDING, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                               December 31, 1999

                                                                                                 RACI Holding, Inc
                                                       Remington    Holding    Eliminations       and Subsidiaries
                                                       ---------    -------    ------------      -----------------
Operating Activities
   Net Cash Provided (Used) in Operating Activities     $   65.1    $ (0.6)     $      -           $       64.5

Investing Activities
   Capital Expenditures                                     (13.0)       -             -                  (13.0)
                                                       ---------    ------      --------           ------------
   Net Cash Used in Investing Activit ies                   (13.0)       -             -                  (13.0)

Financing Activities
   Book Overdraft                                            0.2         -             -                    0.2
   Principal Payments on Long-Term Debt                    (24.8)        -             -                  (24.8)
   Repurchase of Senior Subordinated Notes                  (6.3)        -             -                   (6.3)
   Net Borrowings on Short-Term Debt                         0.1         -             -                    0.1
   Proceeds from Issuance Common Stock                        -        0.7             -                    0.7
                                                       ---------    ------      --------           ------------
   Net Cash (Used) Provided in Financing Activities        (30.8)      0.7             -                  (30.1)

Increase (Decrease) in Cash and Cash Equivalents            21.3       0.1             -                   21.4
Cash and Cash Equivalents at Beginning of Period             4.9         -             -                    4.9
                                                       ---------    ------      --------           ------------
Cash and Cash Equivalents at End of Period             $    26.2    $  0.1      $      -             $     26.3
                                                       =========    ======      ========           ============

                                                                    Schedule II

                        RACI Holding, Inc. and Subsidiaries
                         Valuation and Qualifying Accounts
                    Years Ended December 31, 2001, 2000 and 1999
                              (Dollars in Millions)

                                                       Charged to
                                         Balance at     Costs and     Additions/    Balance at
                                        Beginning of     Expenses    Deductions       End of
                                           Period        --------    to Reserve       Period
                                           ------                    ----------       ------
Description:
   Deducted from Asset Account:
    Allowance for Doubtful Accounts

YEAR ENDED
   December 31, 2001                    $  (5.6)       $    (0.5)    $   1.0        $  (5.1)

YEAR ENDED
   December 31, 2000                       (2.5)            (2.8)       (0.3)          (5.6)

YEAR ENDED
   December 31, 1999                       (3.3)            (0.7)        1.5           (2.5)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III
                                    --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the directors and executive officers of Remington as of March 8, 2002 are set forth below. Each of the directors of Remington is also a director of Holding. Messrs. Millner and Little serve as executive officers in the same capacities with Holding as they do with Remington, and Mr. Grecco serves as Corporate Secretary and Vice President of Holding. All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

Name                                         Age    Position
-----------------------                      ---    ----------------------------------------------------------
Leon J. Hendrix, Jr.        (a)(b)(d)(e)(f)   60    Director, Chairman
B. Charles Ames             (c)               76    Director
Michael G. Babiarz          (c)(e)(f)         36    Director
Bobby R. Brown              (a)(b)(c)         69    Director
Richard A. Gilleland        (b)(c)(d)         57    Director
Richard E. Heckert          (b)(d)            78    Director
Hubbard C. Howe             (e)(f)            73    Director
Thomas E. Ireland           (b)(e)(f)         53    Director
Joseph L. Rice, III         (a)               70    Director
H. Norman Schwarzkopf       (b)(d)            67    Director
Thomas L. Millner           (a)(b)            48    Director, President and Chief Executive Officer
Ronald H. Bristol, II                         39    Executive Vice President and Chief Operating Officer
Mark A. Little              (e)(f)            54    Executive Vice President, Chief Financial Officer and Chief
                                                    Administrative Officer
Paul L. Cahan                                 60    Senior Vice President - Manufacturing
Jay M. Bunting                                44    Vice President - Sales, Marketing and Product Development-
                                                    Firearms and Accessories
John M. Dwyer                                 43    Vice President - Sales, Marketing and Product Development-
                                                    Ammunition, Clay Targets and Law Enforcement
Robert L. Euritt                              67    Vice President - Human Resources
Samuel G. Grecco            (e)(f)            48    Vice President - E-Business and E-Commerce, and Corporate
                                                    Secretary

     (a) Member, Executive Committee
     (b) Member, Public Policy Committee
     (c) Member, Audit Committee
     (d) Member, Compensation Committee
     (e) Member, Benefits Committee
     (f) Member, Investment Committee

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

     The business experience during the past five years of each of the directors and executive officers listed above is as follows:

     Leon J. (Bill)  Hendrix, Jr. has been a director of Remington and
     ---------------------------
Holding since prior to 1997, and became Chairman in December 1997. In November 2000, Mr. Hendrix retired as a principal of CD&R and became an outside director and paid Chairman of Remington and Holding. From December 1997 until April 1999, Mr. Hendrix was Chief Executive Officer. From prior to 1997 until November 2000, Mr. Hendrix was a principal of CD&R. In November 2000, Mr Hendrix became an employee of the Company, retaining his title of Chairman. Mr. Hendrix currently serves as a director of Keithley Instruments, NACCO Industries, Inc. and Cambrex Corp. He is also a director of Riverwood International Corporation, and its parents RIC Holding, Inc. and Riverwood Holding, Inc., corporations in which an investment partnership managed by CD&R has an investment. Mr. Hendrix serves on the compensation committees of the Boards of Directors of Keithley Instruments and Riverwood International Corporation.

     B. Charles Ames was elected to the Boards of Directors of
     ---------------
Remington and Holding in December 1997. Mr. Ames is a professional employee, and since prior to 1997, has been a principal of CD&R and a general partner of Clayton & Dubilier Associates IV Limited Partnership ("Associates IV"), the general partner of C&D Fund IV. Mr. Ames is also a director of Schulte Bautechnik GmbH, a director and Chairman of the Board of Riverwood International Corporation and its parents RIC Holding, Inc. and Riverwood Holding, Inc., and is the Chairman of the Board and a director of Kinko's, Inc., corporations in which an investment partnership managed by CD&R has an investment. Mr. Ames also serves on the Boards of Directors of The Progressive Corporation and Lexmark International, Inc. where he is
Chairman of the Board. Mr. Ames serves on the compensation committees of the Boards of Directors of Riverwood International Corporation and Lexmark International, Inc.

     Michael G. Babiarz was elected to the Boards of Directors of Remington
     ------------------
and Holding in October 1998. He has been a principal of CD&R since prior to 1997. Mr. Babiarz currently serves as a director of Allied Worldwide, Inc. and Fairchild Dornier Corporation, corporations in which an investment partnership managed by CD&R has an investment.

     Bobby R. Brown has been a director of Remington and Holding since prior
     --------------
to 1997. From July 1997 to January 1998, Mr. Brown was President, and from July 1997 to January 1998, was Chairman and Chief Executive Officer, of CONSOL Inc. and its parent CONSOL Energy Inc., the parents of Consolidation Coal Company, a coal mining company. Mr. Brown was the Chairman of CONSOL Inc. and CONSOL Energy Inc. from prior to 1997 to February 1999. Mr. Brown was a director of CONSOL Inc. and CONSOL Energy Inc. from prior to 1997 to February 2000. Mr. Brown is a director of Delta Bank and Trust, and serves on the compensation committee of the Board of Directors of Delta Bank and Trust.

     Richard A.  Gilleland has been a director of Remington and Holding since
     ---------------------
prior to 1997. From October 1998 to March 1999, Mr. Gilleland was President of Tyco Healthcare Group, a medical supplies company. He was Chairman and Chief Executive Officer of Physicians Resource Group, Inc., which provides management services to physicians and clinics, from December 1997 to October 1998. Mr. Gilleland was a director of Tyco International, Ltd. from prior to 1997 to July 1999. Mr. Gilleland currently serves as a director of DePuy Orthopedics.

     Richard E. Heckert has been a director of Remington and Holding since
     ------------------
prior to 1997. Mr. Heckert has been retired since prior to 1997.

     Hubbard C. Howe has been a director of Remington and Holding since
     ---------------
prior to 1997, and was Chairman and Chief Executive Officer of Remington and Holding from prior to 1997 until December 1997. Mr. Howe has served as Chairman and as a director since prior to 1997 of A.P.S., Inc., a distributor of automotive replacement parts, and its parent, APS Holding Corporation, corporations in which an investment partnership managed by CD&R had an investment. From March 1997 until January 1998, Mr. Howe served as the interim Chief Executive Officer of APS Holding Corporation and A.P.S., Inc. On February 2, 1998, A.P.S., Inc. and several of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the
District of Delaware. A.P.S., Inc. was liquidated in 1999. Mr. Howe currently serves as a director of Phoenix Packaging, Inc. and Western Industries Natural Pharmaceuticals. He is also a director of Riverwood International Corporation, and its parents RIC Holding, Inc. and Riverwood Holding, Inc., corporations in which an investment partnership managed by CD&R has an investment.

     Thomas E. Ireland has been a director of Remington and Holding
     -----------------
since May 2001. He has been a principal of CD&R since September 1997. From prior to 1997 to July 1997, Mr. Ireland was a senior managing director of Alvarez & Marsal, Inc. Mr. Ireland is also a director of Jafra Cosmetics International, Inc. its parent CDJR

Investments (LUX) S.A., and Jafra Cosmetics International, S.A. de C.V. corporations in which an investment partnership managed by CD&R has an investment.

     Joseph L. Rice, III has been a director of Remington and Holding since
     -------------------
prior to 1997. Since prior to 1997, Mr. Rice has been Chairman of CD&R, which he joined in 1978, and is a general partner of Associates IV. From prior to 1997 to 1998, he also served as Chief Executive Officer of CD&R. Mr. Rice is a director of Uniroyal Holding, Inc., Acterna Corporation, Schulte Bautechnik GmbH, and Fairchild Dornier Corporation, corporations in which an investment partnership managed by CD&R has an investment.

     H. Norman Schwarzkopf has been a director of Remington and Holding since
     ---------------------
prior to 1997. From prior to 1997 he has been a commentator for NBC, as well as a lecturer and author. He currently serves as a director of USA Networks, Inc., and served as a director of Burns International Services, Inc. from prior to 1997 until April 2000. General Schwarzkopf is also a member of the University of Richmond Board of Trustees and the Nature Conservancy's President's Council.

     Thomas L. Millner was President and Chief Operating Officer of Remington
     -----------------
since prior to 1997 until April 1999, and in April 1999 became President and Chief Executive Officer. Mr. Millner has been a director of Remington and Holding since prior to 1997. Mr. Millner currently serves on the Board of Directors of Stanley Furniture Co., Inc.

     Ronald H. Bristol, II joined Remington prior to 1997 as Vice President
     ---------------------
- Operations, became Vice President and General Manager - Firearms in December 1997, and became Executive Vice President and Chief Operating Officer in April 2000.

     Mark A. Little was Vice President and Controller of Remington since prior
     --------------
to 1997 and in June 1997, he became Vice President, Chief Financial Officer and Controller. In September 1999, he became Vice President, Chief Financial Officer and Treasurer, and in April 2000, he became Executive Vice President, Chief Financial Officer and Chief Administrative Officer.

     Paul L. Cahan joined Remington prior to 1997 as Vice President -
     -------------
Ammunition and in January 1998 became Vice President and General Manager - Ammunition. In August 2001, he became Senior Vice President - Manufacturing.

     Jay M. Bunting joined Remington prior to 1997 as Director of Firearms,
     --------------
Marketing and in January 2000 became Director of Sales. In August 2001, he became Vice President - Sales, Marketing and Product Development for Firearms and Accessories.

     John M. Dwyer joined Remington prior to 1997 as Director of Product
     -------------
Development - Ammunition and in July 2001 became Vice President - Sales, Marketing, and Product Development for Ammunition, Clay Targets and Law Enforcement.

     Robert L. Euritt joined Remington prior to 1997 as Vice President - Human
     ----------------
Resources and Customer Service and in April 2000, he became Vice President
- Human Resources.

     Samuel G. Grecco was Vice President - Business Development and Corporate
     ----------------
Secretary since prior to 1997 and became Vice President - eCommerce and eBusiness and Corporate Secretary in April 2000.

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

Compensation of Executive Officers

     The following table summarizes the compensation paid by Remington to its Chief Executive Officer and to each of the Company's four other most highly compensated executive officers (the "Named Executive Officers") during or with respect to the 1999, 2000 and 2001 fiscal years for services in all capacities rendered to the Company for such fiscal years.

                           Summary Compensation Table
                           --------------------------

                                                                                                Long Term
                                                                                              Compensation
                                                                                                 Awards
                                                                                                 ------
                               Annual Compensation
                       -------------------------------------
                                                                                               Securities
                                                                           Other Annual        Underlying          All Other
Name and Principal Position             Year    Salary($)    Bonus($)     Compensation($)      Options(#)       Compensation($)
---------------------------             ----    ---------    --------     ---------------      ----------       ---------------

Thomas L. Millner...................    1999    385,000       10,310            --               7,776             876,519(1)
   President and Chief Executive        2000    419,167      350,200            --                 881           2,165,423(2)
   Officer                              2001    435,000           --            --                  --              28,108(3)

Ronald H. Bristol, II...............    1999    175,000      159,800            --               2,288              162,852(4)
   Executive Vice President and         2000    219,167       87,680            --                  --              501,998(5)
   Chief Operating Officer              2001    235,000           --            --                  --              30,493(6)

Mark A. Little......................    1999    178,333      103,450            --               4,255             366,596(1)
   Executive Vice President, Chief      2000    208,917      159,400            --                 122             652,837(2)
   Financial Officer and                2001    220,000           --            --                  --              20,749(3)
   Chief Administrative Officer

Robert L. Euritt....................    1999    170,333      149,500        35,383(7)            4,750             355,155(4)
   Vice President-Human Resources       2000    173,000      111,400        52,971(7)               --             697,150(8)
                                        2001    178,667           --        61,009(7)               --               5,360(9)

Samuel G. Grecco....................    1999    165,000      142,600            --               2,750             354,845(5)
   Vice President-E Business and        2000    172,333      111,400            --                  --             559,385(8)
   E Commerce and Secretary             2001    173,000           --            --                  --               5,190(9)

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

(3) Reflects Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plans, premiums paid by the Company for a Disability Insurance Policy and fees and expenses paid for a financial advisor.

(4) Reflects Remington's matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plans, deferred matching share awards valued at $200 per share and interest paid due to delayed bonus payment.

(5) Reflects Remington's matching contribution on behalf of the Named Executive Officer to the Remington Savings and Investment Plans, special bonus payments (made in connection with dividends) of $63.933 and $7.996 per unit paid on each option and deferred share that was held by the Named Executive Officer on the respective record dates, and grant of deferred share awards valued at $180 per share.

(6) Reflects Remington's matching contribution on behalf of the Named Executive Officer to the Remington Savings and Investment Plans and fees and expenses paid for a financial advisor.

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

(9) Reflects Remington's matching contribution on behalf of the Named Executive Officer to the Remington Savings and Investment Plans.

         Aggregated Option Exercises and FY-End Option Value Table
         ---------------------------------------------------------

                                                                      Number of Securities          Value of Unexercised
                                                                     Underlying Unexercised         In-the-Money Options
                          Shares Acquired                              Options at FY-End                  at FY-End
Name                       on Exercise (#)     Value Realized ($)    Exercisable/Unexercisable    Exercisable/Unexercisable(1)
----                      ---------------    ------------------    -------------------------    -----------------------------
Thomas L. Millner               --                   --                  9,850/6,307                       637,500/ -
Ronald H. Bristol, II           --                   --                  2,505/1,658                       159,375/ -
Mark A. Little                  --                   --                  2,277/3,100                        85,000/ -
Robert L. Euritt                --                   --                  4,340/2,750                       198,900/ -
Samuel G. Grecco                --                   --                   3,825/1350                       206,125/ -

(1) Calculated based on a per share price of Holding Common Stock of $185, the estimated fair value as of December 31, 2001, less the exercise price for the option.

Pension and Retirement Plan

     The Remington Arms Company, Inc. Pension and Retirement Plan was established effective December 1, 1993 to provide retirement income and survivor benefits to Remington's employees and their beneficiaries through a tax-qualified program. Pension benefits under the Retirement Plan are limited in accordance with the provision of the Internal Revenue Code of 1986, as amended (the "Code"), governing tax qualified pension plans. The Company has adopted a Supplemental Pension Plan effective January 1, 1998 (the "Supplemental Plan" and, together with the Pension and Retirement Plan, the "Pension Plans") that provides for payment to participants of retirement benefits equal to the excess, if any, of 2% of the participant's average monthly pay multiplied by such participant's years of service over the amount actually earned by such participant under the Pension and Retirement Plan. Each of the Named Executive Officers is eligible to participate in the Pension Plans. Benefits under the Supplemental Plan are not pre-funded; such benefits are paid by the Company when due.

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

    Salary and
50% of Incentive                      Estimated Annual Retirement Benefits Based on Service of
                           -------------------------------------------------------------------------------
    Compensation            15 Years         20 Years          25 Years         30 Years          35 Years
-------------------         --------         --------          --------         --------          --------

       175,000               52,500           70,000            87,500          105,000           122,500
       200,000               60,000           80,000           100,000          120,000           140,000
       225,000               67,500           90,000           112,500          135,000           157,500
       250,000               75,000          100,000           125,000          150,000           175,000
       300,000               90,000          120,000           150,000          180,000           210,000
       400,000              120,000          160,000           200,000          240,000           280,000
       450,000              135,000          180,000           225,000          270,000           315,000
       500,000              150,000          200,000           250,000          300,000           350,000
       550,000              165,000          220,000           275,000          330,000           385,000

     The above table illustrates the estimated annual amounts payable under the Pension Plans, including the Supplemental Plan, in the form of a straight life annuity to employees retiring at age 65 in 2001. Compensation recognized under the Pension Plans generally includes an employee's average compensation for the three consecutive year period in the employee's final ten years of service for which such compensation was the highest. Compensation for this purpose includes overtime, shift differentials and 50% of any incentive compensation award. Compensation does not include awards and payments under any other special compensation plans, payments for severance, relocation or other special payments.

     The years of benefit service and average monthly pay (expressed as an annual amount), recognized as of December 31, 2001, under the Pension Plans for each eligible Named Executive Officer are as follows:

Name                        Years of Service          Average Pay
----                        ----------------          -----------
Thomas L. Millner                  7.6                  $598,142
Ronald H. Bristol, II              6.5                  $267,689
Mark A. Little                     5.5                  $263,683
Robert L. Euritt                   7.3                  $241,428
Samuel G. Grecco                  25.7                  $232,289

     On July 25, 2001, the Board of Remington Arms Company, Inc. amended the Health and Welfare Benefit Plan ("Medical Plan") to allow outside directors under the age of 65 to participate in the Medical Plan. Presently, one outside director is enrolled in the Medical Plan and reimburses the Company at the same cost as an active employee.

     On January 23, 2002, the Board of Remington Arms Company, Inc. extended medical coverage to certain key employees and outside directors under the age of 65 (collectively the "Participants"), which allows them to continue to participate in the Medical Plan under certain circumstances. In event of a change of control, or in the case of a key employee's, retirement, resignation or termination (except in the case of termination for cause), the Participants will be entitled to continue to participate in the Medical Plan or any successor plans, at a cost equal to the cost for active Remington Arms Company, Inc. employees and on the same basis.

Executive Employment Agreements

     In June 1999, the Company entered into Executive Employment Agreements with each of the Named Executive Officers. The agreements provide continued employment terms and severance terms if employment is terminated under certain conditions. In the event of a termination of the Named Executive Officer's employment by the Company without "cause" (as defined in the agreement) or by such Named Executive Officer for "good reason" (as defined in the agreement), the Named Executive Officer will receive his base salary (as defined in the agreement) for the longer of one year or the period from such date of termination through the end of the term, and a portion of incentive compensation that would have been payable for the calendar year in which his employment terminates. Messrs. Millner and Little's agreements have terms of three years and two years, respectively, and Messrs. Euritt, Bristol and Grecco's agreements each have terms of one year. The agreements also contain certain non-competition and non-solicitation provisions and provide for the termination of previously existing employment and severance agreements and arrangements.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors of the Company established a Compensation Committee to review all compensation arrangements for executive officers of the Company. The individuals serving on the Compensation Committee during 2001 were Richard
A. Gilleland, Chairman, Leon J. Hendrix, Jr., H. Norman Schwarzkopf and Richard E. Heckert. Mr. Hendrix has served as Chairman of the Company since December 1997 and Chief Executive Officer from December 1997 to April 1999. Mr. Hendrix was also a principal of CD&R until his retirement in 2000. In November 2000, Mr. Hendrix became an employee of the Company, retaining the title of Chairman. Mr. Hendrix continues to serve as a director of the Company and as a member of the Compensation Committee. CD&R receives an annual fee for management and financial consulting services to the Company and reimbursement of out-of-pocket expenses. The consulting fees paid to CD&R were $500,000 for 2001 and $400,000 for each of 2000 and 1999. The consulting fees to be paid to CD&R may not exceed $500,000 per year under the terms of the Credit Agreement and the Indenture unless certain requirements are met. Such consulting fees will be reviewed on an annual basis. Holding and the Company have also agreed to indemnify the members of the boards employed by CD&R and CD&R against certain liabilities incurred under the federal securities laws, other laws regulating the business of the Company and certain other claims and liabilities with respect to their services for Holding and the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Holding owns all of the outstanding common stock (par value $.01 per share) of Remington. Each share of common stock is entitled to one vote. The following table sets forth the beneficial ownership, as of March 8, 2002, of Common Stock by each director of Holding, by all directors and executive officers of Holding as a group, by each Named Executive Officer, and by each person who owns beneficially more than five percent of the outstanding shares of Common Stock:

                                                                               Number          Percent
Name of Beneficial Owner                                                       of Shares      of Class
------------------------                                                       ---------      --------
The Clayton & Dubilier Private Equity Fund IV Limited Partnership(1)           750,000              98.0
B. Charles Ames(2)                                                                  --                --
Michael G. Babiarz(2)                                                               --                --
Hubbard C. Howe(2)                                                                  --                --
Joseph L. Rice, III(2)                                                              --                --
Bobby R. Brown                                                                   2,700                 *
Richard A. Gilleland                                                             2,700                 *
Richard E. Heckert                                                               2,700                 *
Thomas E. Ireland                                                                   --                --
H. Norman Schwarzkopf(3)                                                         2,900                 *
Leon J. Hendrix, Jr.(4)                                                          1,400                 *
Thomas L. Millner(5)                                                            17,928               2.3
Ronald H. Bristol, II(5)                                                         4,540                 *
Mark A. Little (5)                                                               5,777                 *
Robert L. Euritt(5)                                                              8,590               1.1
Samuel G. Grecco(5)                                                              7,325               1.0
Executive officers and directors as a group(2)(3)(4)(5)(6)                      65,070               8.5
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

(3)  Includes 1,250 deferred shares held by Mr. Schwarzkopf, director.

(4)  Includes 256 deferred shares held by Mr. Hendrix, director, Chairman.

(5)  Includes 9,850, 2,505, 2,277, 4,340, 3,825 shares that may be acquired upon exercise of options by Messrs. Millner, Bristol, Little, Euritt and Grecco, respectively. Includes 8,078, 2,035, 2,775, 2,530, 2,530 deferred shares of common stock held by Messrs. Millner, Bristol, Little, Euritt and Grecco, respectively.

(6) Includes 26,971 shares that may be acquired upon exercise of vested options and excludes 22,891 deferred shares of common stock held by the executive officers as a group.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CD&R and C&D Fund IV

     C&D Fund IV, which currently is Holding's largest shareholder, is a private investment fund managed by CD&R. Amounts contributed to C&D Fund IV by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged buy-out transactions and in the equity of corporations where the infusion of capital coupled with the provision of managerial assistance by CD&R can be expected to generate returns on investments comparable to returns historically achieved in leveraged buy-out transactions. The general partner of C&D Fund IV is Associates IV. Leon J. Hendrix, Jr., formally a principal of CD&R, is a director and has served in the capacity of Chairman since December 1997. In November 2000, Mr. Hendrix became an employee of the Company, retaining the title of Chairman. Joseph L. Rice, III and B. Charles Ames are principals of CD&R, general partners of Associates IV, and directors of Remington and Holding. Michael G. Babiarz and Thomas E. Ireland are principals and stockholders of CD&R and director of Remington and Holding. Joseph L. Rice, III is a stockholder of CD&R. Hubbard C. Howe is a director of Remington and a former principal of CD&R.

     Pursuant to a consulting agreement among Holding, Remington and CD&R, CD&R receives an annual fee for management and financial consulting services provided to the Company and reimbursement of out-of-pocket expenses. Such consulting services include helping the Company to establish effective banking, legal and other business relationships, and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. The consulting agreement currently provides for an annual fee of $0.5 million, which may be adjusted at the discretion of a majority of the directors of the Company not affiliated with CD&R, but may not be adjusted downward without CD&R's consent. In addition, the consulting agreement also provides that if an employee of CD&R is appointed to an executive management position (or position of comparable responsibility) in the Company, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. However, any increase in the annual fee is subject to limitations in the Credit Agreement and the Indenture that do not permit the annual fee to exceed $0.5 million. The Company paid an annual fee of $0.5 million in 2001 and an annual fee of $0.4 million in each of 2000 and 1999. The consulting agreement also provides that CD&R will perform financial advisory, investment banking and similar services with respect to proposals for an acquisition, merger, recapitalization, or any other similar transaction directly or indirectly involving Holding, Remington and their subsidiaries. The fee for such services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. The amount of the transaction fee may be increased if approved by a majority of the directors of the Company not affiliated with CD&R.

     The Company paid fees to the law firm of Debevoise & Plimpton during 2000 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton, is married to Joseph L. Rice, III, a director of the Company and a general partner of Associates IV. Fees and expenses paid to Debevoise
Plimpton for 2001, 2000 and 1999 were $1.7 million, $2.0 million, and $1.6 million, respectively.

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

     C&D Fund IV currently owns 98.0% of the outstanding Common Stock. C&D Fund IV and Holding have entered into a registration rights agreement that, among other things, provides C&D Fund IV and will provide certain other Holding equity holders with certain registration rights with respect to their Common Stock.

Stock Option and Purchase Plans

     As of December 31, 2001, the Company has reserved 184,580 shares of the Common Stock for issuance in accordance with the terms of the Amended and Restated RACI Holding, Inc. Stock Option Plan (the "Option Plan"), the RACI Holding, Inc. Stock Purchase Plan (the "Purchase Plan"), the RACI Holding, Inc. 1994 Director Stock Plan (the "1994 Director Plan"), the RACI Holding, Inc. Director Plan (the Director Plan"), the RACI Holding, Inc. Director Stock Option Plan (the "Director Stock Option Plan") and the RACI Holding, Inc. Stock Incentive Plan (the "1999 Stock Incentive Plan"). As of December 31, 2001, 33,566 options were granted under the Option Plan; 1,800 shares have been issued under the 1994 Director Plan; 11,250 shares and 1,250 deferred matching shares of Common Stock have been issued under the 1997 Director Plan; 6,198 shares have been issued, 24,191 deferred shares were awarded and 35,821 options were granted under the 1999 Stock Incentive Plan and no shares of Common Stock have been issued the Purchase Plan. As of December 31, 2001, 71,754 shares of common stock remain available for grant under the above mentioned plans.

     At December 31, 2001 options to purchase 33,565 shares of Common Stock were outstanding, at a per share exercise price of $100, of which all options were exercisable, options to purchase 29,438 shares of Common Stock were outstanding, at a per share exercise price of $200, of which 9,352 options were exercisable, options to purchase 1,383 shares of Common Stock were outstanding at a per share exercise price of $230, of which 763 options were exercisable and options to purchase 5,000 shares of Common Stock were outstanding at a per share exercise price of $180, of which no options were exercisable.

     In March 2001, certain members of management acquired an aggregate of 1,144 redeemable shares of Common Stock and 715 redeemable deferred shares at a purchase price of $180 per share and were granted options to purchase 5,000 shares of Common Stock at an exercise price of $180 per share.

     In March 2002, certain members of management acquired an aggregate of 891 redeemable shares at a purchase price of $185 per share and were granted options to purchase 891 shares of Common Stock, under the 1999 Stock Incentive Plan at an exercise price of $185 per share.

                                    PART IV
                                    -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(1) Financial Statements                                                   Page

     Report of Independent Accountants....................................  34
     Consolidated Balance Sheets as of December 31, 2001 and 2000.........  35
     Consolidated Statements of Operation for the years ended
     December 31, 2001, 2000 and 1999.....................................  36
     Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000, and 1999....................................  37
     Consolidated Statements of Shareholders' Equity and Comprehensive
     Income for the years ended December 31, 2001, 2000 and 1999..........  38
     Notes to Consolidated Financial Statements...........................  39

(2) Financial Statement Schedule

     Valuation and Qualifying Accounts....................................  65

(3) List of Exhibits

     See Exhibit Index on Page 80.

(b) Reports on Form 8-K.

     The Company filed Current Report on Form 8-K, dated December 6, 2001, with the Commission on December 20, 2001 reporting the First Amendment to the Amended and Restated Credit Agreement, dated as of April 28, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 8, 2002.
                                RACI HOLDING, INC.

                                By: /s/ Thomas L. Millner
                                  ---------------------------------------------
                                      Thomas L. Millner
                                Chief Executive Officer, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2002.

     /s/ Thomas L. Millner       Chief Executive Officer, President and Director
------------------------------
       Thomas L. Millner         (Principal Executive Officer)

                                 Executive Vice President, Chief Financial
     /s/ Mark A. Little          Officer and Chief Administrative Officer
------------------------------
       Mark A. Little            (Principal Financial and Accounting Officer)

     /s/ Leon J. Hendrix, Jr.    Chairman and Director
------------------------------
       Leon J. Hendrix, Jr.

     /s/ B. Charles Ames         Director
------------------------------
       B. Charles Ames

     /s/ Michael G. Babiarz      Director
------------------------------
       Michael G. Babiarz

     /s/ Bobby R. Brown          Director
------------------------------
       Bobby R. Brown

     /s/ Richard A. Gilleland    Director
------------------------------
       Richard A. Gilleland

     /s/ Thomas E. Ireland       Director
------------------------------
       Thomas E. Ireland

     /s/ Richard E. Heckert      Director
------------------------------
       Richard E. Heckert

     /s/ Hubbard C. Howe         Director
------------------------------
       Hubbard C. Howe

     /s/ Joseph L. Rice, III     Director
------------------------------
       Joseph L. Rice, III

     /s/ H. Norman Schwarzkopf   Director
------------------------------
       H. Norman Schwarzkopf

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     The form of proxy, notice of annual meeting and instructions sent to security holders are attached here to as exhibits 99.2 and 99.3.

                                 EXHIBIT INDEX
                                 -------------
              Form 10-K for Fiscal Year Ended December 31, 2001
              -------------------------------------------------

Exhibit No.                            Description
-----------                            ------------

2.1 Asset Purchase Agreement, dated as of November 24, 1993, among Remington Arms Company, Inc., formerly named RACI Acquisition Corporation ("Remington"), E.I. du Pont de Nemours and Company ("DuPont") and Sporting Goods Properties, Inc., formerly named Remington Arms Company, Inc. ("Sporting Goods"); previously filed as Exhibit 2.1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996, and herein incorporated by reference.

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

4.4 First Supplemental Indenture, dated as of June 30, 2000, among RA Brands, L.L.C., as a Subsidiary Guarantor, Remington, Holding, as a Guarantor, and U.S. Bank National Association, as Trustee, to the Indenture referred to in Exhibit 4.3 above; previously filed as Exhibit
        4.4 to Annual Report on Form 10-K filed March 23, 2001 and herein incorporated by reference.

4.5 Second Supplemental Indenture, dated as of August 25, 2000, among RA Factors, L.L.C., as a Subsidiary Guarantor, Remington, Holding, as a Guarantor, and U.S. Bank National Association, as Trustee, to the Indenture referred to in Exhibit 4.3 above; previously filed as Exhibit
        4.5 to Annual Report on Form 10-K filed March 23, 2001 and herein incorporated by reference.

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

4.9 First Amendment, dated effective December 6, 2001, to the Amended and Restated Credit Agreement, dated as of April 28, 2000, among Remington, the registrant, the several banks and financial institutions party thereto, and The Chase Manhattan Bank, as administrative agent; previously filed as Exhibit 10.1 on the Company's current report on Form 8-K dated December 20, 2001 and herein incorporated by reference.

4.10 Borrower Stock Pledge Agreement, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.11 Borrower Security Agreement, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.12 Borrower Patent and Trademark Security Agreement, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.4 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.13 Holding Stock Pledge Agreement, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.5 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.14 Holding Guarantee, dated as of April 28, 2000 between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as
        Exhibit 4.6 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and herein incorporated by reference.

4.15 Supplement No. 1 to Borrower Stock Pledge Agreement, dated as of June 30, 2000, between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.14 to Annual Report on Form 10-K filed March 23, 2001 and herein incorporated by reference.

4.16 Subsidiary Guarantee, dated as of June 30, 2000, between RA Brands, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.15 to Annual Report on Form 10-K filed March 23, 2001 and herein incorporated by reference.

4.17 Subsidiary Security Agreement, dated as of June 30, 2000, between RA Brands, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.16 to Annual Report on Form 10-K filed March 23, 2001 and herein incorporated by reference.

4.18 Subsidiary Patent and Trademark Security Agreement, dated as of June 30, 2000, between RA Brands, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.17 to Annual Report on Form 10-K filed March 23, 2001 and herein incorporated by reference.

4.19 Supplement No. 2 to Borrower Stock Pledge Agreement, dated as of August 25, 2000, between Remington and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.18 to Annual Report on Form 10-K filed March 23, 2001 and herein incorporated by reference.

4.20 Subsidiary Guarantee, dated as of August 25, 2000, between RA Factors, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.19 to Annual Report on Form 10-K filed March 23, 2001 and herein incorporated by reference.

4.21 Subsidiary Security Agreement, dated as of August 25, 2000, between RA Factors, L.L.C. and The Chase Manhattan Bank, as Administrative Agent; previously filed as Exhibit 4.20 to Annual Report on Form 10-K filed March 23, 2001 and herein incorporated by reference.

4.22 Sublease, dated as of March 1, 1987, between S&K Industries, Inc., as lessor, and Remington as assignee of DuPont, as lessee (agreement to furnish such sublease to the Securities and Exchange Commission upon its request); previously filed as Exhibit 4.17 to Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.23 Third Supplemental Indenture, dated as of January 2, 2002, among RBC Holdings, Inc., as a Subsidiary Guarantor, Remington, Holdings, as a Guarantor, and U.S. Bank National Association, as Trustee, to the Indenture referred to in Exhibit 4.3; filed herewith.

4.24 Supplement No.3 to Borrower Stock Pledge Agreement, dated as of January 2, 2002, between Remington and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.25 Subsidiary Stock Pledge Agreement, dated as of January 2, 2002, between RBC Holdings, Inc. and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.26 Subsidiary Guarantee, dated as of January 2, 2002, between RBC Holdings, Inc. and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

4.27 Subsidiary Security Agreement, dated as of January 2, 2002, between RBC Holdings, Inc. and The Chase Manhattan Bank, as Administrative Agent; filed herewith.

Items in this Section 10 constitute management contracts or compensatory plans or arrangements with the exception of Exhibits 10.1 through 10.26 and 10.49 through 10.54.

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

10.46   Form of Management Stock Subscription Agreement; filed herewith.

10.47   Form of Management Stock Option Agreement; filed herewith.

10.48   Form of Deferred Share Award Agreement; filed herewith.

10.49   Filed as Exhibit 4.23.

10.50   Filed as Exhibit 4.24.

10.51   Filed as Exhibit 4.25.

10.52   Filed as Exhibit 4.26.

10.53   Filed as Exhibit 4.27.

10.54 Amended and Restated Consulting Agreement, dated effective January 1, 2001, among Holding, Remington, and Clayton Dubilier & Rice, Inc., filed herwith.

12.1    Computation of Ratio of Earnings to Fixed Charges.

21.1    List of Subsidiaries.

23.1 Consent of PricewaterhouseCoopers LLP as Independent Accountants of the Registrant.

99.1    Reconciliation of Income (Loss) from Operations to EBITDA.

99.2    Form of proxy set to security holders for 2001 annual meeting.

99.3 Notice of Annual Meeting and Instructions sent to security holders for 2001 annual meeting.