Form 10-Q
period 2002-03-31
RACI HOLDING INC
filed 2002-05-10
CIK 917676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Class A Common Stock, par value $.01 per share,
  outstanding at May 10, 2002                                     765,050 shares

Class B Common Stock, par value $.01 per share,
  outstanding at May 10, 2002                                           0 shares

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       RACI HOLDING, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)

                                                                                         Unaudited
                                                                                         ---------
                                                                           March 31, 2002       December 31, 2001
                                                                           --------------       -----------------
ASSETS
Current Assets
Cash and Cash Equivalents                                                      $    0.6             $   13.5
Accounts Receivable Trade - net                                                   103.8                 45.5
Inventories                                                                        89.2                 84.0
Supplies                                                                            5.5                  6.0
Prepaid Expenses and Other Current Assets                                           7.1                  2.0
Deferred Income Taxes                                                              13.5                 11.8
                                                                               --------             --------
  Total Current Assets                                                            219.7                162.8

Property, Plant and Equipment - net                                                79.0                 81.0
Intangibles - (Goodwill, Trademarks and Debt Issuance Costs), net                  77.1                 79.9
Deferred Income Taxes                                                                -                   1.0
Other Noncurrent Assets                                                             7.4                  7.4
                                                                               --------             --------
  TOTAL ASSETS                                                                 $  383.2             $  332.1
                                                                               ========             ========

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                                               $   27.0             $   21.2
Book Overdraft                                                                      3.3                  7.8
Short-Term Debt                                                                     4.1                   -
Current Portion of Long-Term Debt                                                   1.0                  1.1
Product and Environmental Liabilities                                               2.2                  2.2
Income Taxes                                                                        3.3                  1.9
Other Accrued Liabilities                                                          31.5                 32.0
                                                                               --------             --------
  Total Current Liabilities                                                        72.4                 66.2

Long-Term Debt                                                                    153.1                113.2
Retiree Benefits                                                                   33.2                 32.8
Product and Environmental Liabilities                                               8.1                  8.3
Other Long-Term Liabilities                                                         0.5                  0.2
                                                                               --------             --------
  Total Liabilities                                                               267.3                220.7

Redeemable Deferred Shares of Class A Common Stock, par
  value $.01; 24,191 issued at March 31, 2002 and December 31, 2001                 5.0                  5.0
Redeemable Shares of Class A Common Stock, par value $.01; 7,089
  and 6,198 issued at March 31, 2002 and December 31, 2001, respectively            1.4                  1.2


Commitments and Contingencies

Shareholders' Equity
Class A Common Stock, par value $.01; 1,250,000 shares authorized,
  765,050 and 763,050 issued and outstanding at March 31, 2002
  and  December  31,  2001, respectively                                             -                   -
Class B Common Stock, par value $.01;  1,250,000 shares authorized,
  none issued and outstanding                                                        -                   -
Paid in Capital                                                                    76.8                 76.6
Accumulated Other Comprehensive Loss                                               (0.1)                (0.2)
Retained Earnings                                                                  32.8                 28.8
                                                                               --------             --------
     Total Shareholders' Equity                                                   109.5                105.2
                                                                               --------             --------
  TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY                $  383.2             $  332.1
                                                                               ========             ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      RACI HOLDING, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)


                                                          Unaudited
                                                    Year-to-Date March 31,
                                                        2002       2001
                                                      -------    -------

Sales (1)                                             $  96.4    $  90.6

Cost of Goods Sold                                       66.8       60.9
                                                      -------    -------
     Gross Profit                                        29.6       29.7

Selling, General and Administrative
   Expenses                                              16.2       17.5

Research and Development Expenses                         1.4        1.5

Other Expense                                             0.2        0.8
                                                      -------    -------
     Operating Profit                                    11.8        9.9

Interest Expense                                          3.0        4.1
                                                      -------    -------
     Profit Before Income Taxes and Change in
           in Accounting Principle                        8.8        5.8

Provision for Income Taxes                                3.4        2.2
                                                      -------    -------
     Net Income before effect of net change
           in Accounting Principle                        5.4        3.6
                                                      -------    -------
Loss from cumulative effect of change in Accounting
    Principle, net of $1.0 tax benefit                   (1.4)        -
                                                      -------    -------
    Net Income                                        $   4.0    $   3.6
                                                      =======    =======

Earnings Per Share:
Basic:
     Income before effect of net change in
        Accounting Principle                          $  6.80    $  4.53
     Loss from effect of net change in
        Accounting Principle                            (1.76)        -
                                                      -------    -------
  Net Income                                          $  5.04    $  4.53
                                                      =======    =======

Diluted:
     Income before effect of net change in
        Accounting Principle                          $  6.67    $  4.44
     Loss from effect of net change in
        Accounting Principle                            (1.76)        -
                                                      -------    -------
Net Income                                            $  4.91    $  4.44
                                                      =======    =======


(1) Sales are presented net of Federal Excise Taxes of $7.7 and $7.4 for the year-to-date periods ended March 31, 2002 and 2001, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in Millions)



                                                                Unaudited
                                                          Year-To-Date March 31,
                                                            2002          2001
                                                          --------      --------

Operating Activities

  Net Cash used in Operating Activities                   $ (52.1)      $ (51.9)
                                                          --------      --------

Investing Activities

    Capital Expenditures                                     (0.6)         (0.9)
                                                          --------      --------
  Net Cash used in Investing Activities                      (0.6)         (0.9)
                                                          --------      --------

Financing Activities

  Net Borrowings under Revolving Credit Facility             40.1          47.0
  Book Overdraft                                             (4.5)          4.6
  Principal Payments on Long-Term Debt                       (0.3)         (0.3)
  Net Borrowings (Payments) on Short-Term Debt                4.1          (0.2)
  Proceeds from Issuance of Common Stock
     and Redeemable Common Stock                              0.4           0.2
                                                          --------      --------
  Net Cash provided by Financing Activities                  39.8          51.3
                                                          --------      --------

Decrease in Cash and Cash Equivalents                       (12.9)         (1.5)
Cash and Cash Equivalents at Beginning of Period             13.5           2.7
                                                          --------      --------
Cash and Cash Equivalents at End of Period                $   0.6       $   1.2
                                                          ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders'Equity and Comprehensive Income
                              (Dollars in Millions)
                                   (Unaudited)

                                                                      Accumulated
                                                                         Other                        Total
                                                        Paid-in      Comprehensive   Retained      Shareholders'
                                                        Capital         Income       Earnings         Equity
                                                        -------         ------       --------         ------

BALANCE, DECEMBER 31, 2001                              $  76.6        $ (0.2)        $  28.8        $  105.2
                                                        -------        ------         -------        --------
   Comprehensive Net Income (Loss):
     Net Income                                             --             --             4.0             4.0
     Other comprehensive loss:
       Net derivative losses, reclassified
            as earnings                                     --            0.1             --              0.1
                                                        -------        ------         -------        --------
   Total Other Comprehensive Net Income (Loss)              --            0.1             4.0             4.1
                                                        -------        ------         -------        --------
   Issuance of 2,000 shares of Common Stock                 0.2            --             --              0.2
                                                        -------        ------         -------        --------
BALANCE, MARCH 31, 2002                                 $  76.8        $ (0.1)        $  32.8        $  109.5
                                                        =======        ======         =======        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 1 - BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of RACI Holding, Inc. ("Holding") include the accounts of its subsidiary, Remington Arms Company, Inc. ("Remington") and Remington's wholly owned subsidiaries, Remington International, Ltd., RA Brands, L.L.C., RBC Holdings, Inc. and RA Factors, Inc. (collectively with Remington and Holding, the "Company"). Holding has no material assets other than its investment in Remington. All inter-company accounts and transactions have been eliminated in consolidation. RA Brands, L.L.C., RA Factors, Inc., and RBC Holdings, Inc. were established for Federal and State tax planning purposes.

         The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of RACI Holding, Inc. and Subsidiaries as of and for the year ended December 31, 2001.

         Certain reclassifications were made to the prior period's financial information to conform with the current presentation format.

NOTE 2 - INVENTORIES

Inventories consisted of the following at:

                                     (Unaudited)
                                     -----------
                               March 31,      December 31,
                                 2002            2001
                             ------------     ----------


Raw Materials                   $  13.9        $  14.6
Semi-Finished Products             22.5           21.8
Finished Product                   52.8           47.6
                                -------        -------
     Total                      $  89.2        $  84.0
                                =======        =======



NOTE 3 - INTANGIBLES AND DEBT ISSUANCE COSTS

Intangibles and Debt Issuance Costs consisted of the following at:

                                                      (Unaudited)
                                                      -----------
                                               March 31,        December 31,
                                                 2002               2001
                                             ------------       ----------


Goodwill                                          $  26.8        $  28.1
Trademarks (Not subject to Amortization)             47.4           48.5
Debt Issuance Costs, net                              2.9            3.3
                                                  -------        -------
     Total                                        $  77.1        $  79.9
                                                  =======        =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 4 - LONG-TERM DEBT

 Long-term debt consisted of the following at:
                                                      (Unaudited)
                                                      -----------
                                                March 31,       December 31,
                                                  2002             2001
                                               ----------      -------------


Revolving Credit Facility                        $   65.1        $   25.0
9.5% Senior Subordinated Notes due 2003              86.9            86.9
Capital Lease Obligations                             2.1             2.4
                                                 --------        --------
          Subtotal                               $  154.1        $  114.3
Less: Current Portion                                 1.0             1.1
                                                 --------        --------
          Total                                  $  153.1        $  113.2
                                                 ========        ========


     The Company's amended and restated credit agreement (the "Credit Agreement") provides for aggregate borrowings of $170 million under a revolving credit facility (the "Revolving Credit Facility"). Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum ("ABR Loans"), or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). Each quarter the interest rate margin will be subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility and can be reduced up to 0.125% based upon the same financial performance measures. Mandatory prepayments of borrowings may be required under the Credit Agreement upon the occurrence of certain changes in control.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 5 - INCOME PER SHARE

      The computations of the basic and diluted per share amounts for the Company's income before cumulative effect of change in accounting principle were determined as follows for the three months ended March 31:

                                                                (Unaudited)
                                                            2002          2001
                                                            ----          ----
 Net Income
       Net Income Before Change in
          Accounting Principle                            $  5.4        $  3.6
       Loss from Change in Accounting Principle              1.4            -
       -----------------------------------------------------------------------
       Net Income                                         $  4.0        $  3.6
       =======================================================================

 Weighted Average Common Shares Outstanding
       Basic                                             794,498       793,910
       Effect of Dilutive Options                         15,021        16,096
       -----------------------------------------------------------------------
       Diluted                                           809,519       810,006
       =======================================================================

 Income Per Share
       Basic:
           Net Income Before Change in
             Accounting Principle                       $   6.80      $   4.53
           Loss from Change in Accounting Principle        (1.76)           -
           -------------------------------------------------------------------
           Net Income                                   $   5.04      $   4.53
           ===================================================================

       Diluted:
           Net Income Before Change in
             Accounting Principle                       $   6.67      $   4.44
           Loss from Change in Accounting Principle        (1.76)           -
           -------------------------------------------------------------------
           Net Income                                   $   4.91      $   4.44
           ===================================================================
           Options Outstanding at March 31,               67,277        73,696

         During the quarter ended March 31, 2002 and 2001, 31,712 and 37,481 outstanding options were excluded, respectively, from the calculation of diluted income per share, as the effect of their inclusion would have been anti-dilutive. All outstanding options were excluded from the calculation of the diluted loss per share from Change in Accounting Principle, as the effect of their inclusion would have been anti-dilutive.

NOTE 6 - STOCK PURCHASE AND OPTION PLANS

         In February 2002, options to purchase 2,000 shares of Common Stock were exercised at a price of $100 per share and options to purchase 1,000 shares of Common Stock were cancelled.

         In March 2002, certain members of management acquired an aggregate of 891 redeemable shares of Common Stock at a purchase price of $185 per share and were granted options to purchase 891 shares of Common Stock, under the RACI Holding, Inc. Stock Incentive Plan at an exercise price of $185 per share. In connection with the purchase of the shares, certain members of management financed a portion of the cash purchase price of the shares of Common Stock they acquired through loans from Bank of America, N.A. on market terms. To assist members of management in obtaining such terms for financing, Remington fully and unconditionally guaranteed such loans. Remington guaranteed loans totaling $0.1, which remain outstanding. These options vest ratably on the first, second and third anniversaries of the options' grant date and expire in March 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 7 - REDEEMABLE CLASS A COMMON STOCK

     Certain employees and key management of Holding who hold or have the right to receive (i.e.: deferred shares) Class A common stock may require Holding to repurchase, under certain condition, (death, disability or retirement in each case as defined by the relevant plan document) all of such shares. This repurchase right terminates upon the consummation of an initial equity public offering of Holding's Class A common stock. In connection with the redemption feature described above, Holding has classified outside of permanent equity an amount representing the initial fair value of the redeemable shares. As of March 31, 2002, the redeemable value would be approximately $5.8, using a fair market value of $185 per share, as determined by an independent third party. These shares have not been marked to market since the events of redemption are considered remote.

         During the first quarter of 2002, 891 shares of Common Stock were purchased by management at a purchase price of $185 per share, and options to purchase 891 shares of Common Stock were granted to management at an exercise price of $185 per share under the RACI Holding, Inc. Stock Incentive Plan.

NOTE 8 - ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

          The Company purchases copper and lead futures and options contracts to hedge against price fluctuations of anticipated commodity purchases. The futures and options contracts limit the unfavorable affect that price increases will have on metal purchases, and the futures contracts likewise limit the favorable affect of price declines. At March 31, 2002, the fair value of the Company's outstanding derivative contracts relating to firm commitments and anticipated purchases (notional amount aggregated 27.0 million pounds of copper and lead) up to fifteen months from the respective balance sheet date was $0.6 as determined by an independent third party, which is recorded in prepaid expenses and other current assets. A net loss of $0.1 on derivative instruments was reclassified to earnings and recorded in accumulated other comprehensive loss, during the quarter ended March 31, 2002.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, which requires goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 not be amortized. The Statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of the standard and annually thereafter or upon an occurrence of certain events.

         Under the transitional provisions of SFAS No. 142, the Company established its reporting units and allocated all assets, liabilities, goodwill, and other intangibles to these reporting units. The Company performed impairment tests on the goodwill and intangible assets associated with each of the reporting units by comparing the fair value of each reporting unit with the carrying value. The fair value was determined by the use of a discounted cash flow methodology by an independent third party.

         Based on the initial impairment tests, the Company recognized an impairment loss, net of tax of $0.8 and $0.6 associated with the goodwill and trademarks in the Powder Metal Products and the Accessories reporting units, respectively. The adjustment made to Powder Metal Products was primarily due to lower than expected sales growth and the adjustment to Accessories was primarily due to a decline in sales volumes and margins, which reduced the estimated future performance for these reporting units. Under SFAS No. 142, the impairment adjustment recognized at adoption of the Statement was recorded as a cumulative effect of change in accounting principle in the first quarter income statement of 2002. Impairment adjustments recognized after the adoption, if any, are required to be recorded as operating expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

         The carrying amount of goodwill and trademarks attributable to each reporting segment and the adjustments are outlined in the following tables:

                                                  (Unaudited)
                           -------------------------------------------------
                           December 31,        Impairment          March 31,
Goodwill                       2001            Adjustments            2002
--------                   ------------        -----------         ---------
Hunting /Shooting Sports     $  18.0             $     -            $  18.0
All Other                       10.1                  1.3               8.8
                             -------             --------           -------
  Consolidated Goodwill      $  28.1             $    1.3           $  26.8
                             =======             ========           =======


                           December 31,        Impairment          March 31,
Trademarks                    2001            Adjustments            2002
----------                 ------------       -----------          ---------

Hunting /Shooting Sports     $  39.8             $     -            $  39.8
All Other                        8.7                  1.1               7.6
                             -------             --------           -------
  Consolidated Trademarks    $  48.5             $    1.1           $  47.4
                             =======             ========           =======

         Actual results of operations for the three months ended March 31, 2002 and the pro-forma results of operations for the three months ended March 31, 2001 had we applied the non-amortization provisions of SFAS No. 142 in the period, follow:

                                                           (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                                      ----------------------
                                                       2002           2001
                                                      -------        -------

Net Income                                            $   4.0        $   3.6
   Add:  Change in Accounting Principle                   1.4             -
         Amortization, Net of Tax                          -             0.4
                                                      -------        -------
Adjusted Net Income                                   $   5.4        $   4.0
                                                      =======        =======


Basic Earnings Per Share:
    Reported Income Per Share                         $   5.04       $   4.53
    Change in Accounting Principle Per Share              1.76             -
    Amortization Per Share                                  -             .50
                                                      --------       --------
Adjusted Income Per Share                             $   6.80       $   5.03
                                                      ========       ========

Diluted Earnings Per Share:
    Reported Income Per Share                         $   4.91       $   4.44
    Change in Accounting Principle Per Share              1.76             -
    Amortization Per Share                                  -             .49
                                                      --------       --------
Adjusted Income Per Share                             $   6.67       $   4.93
                                                      ========       ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


NOTE 10 - SEGMENT INFORMATION

Information on Segments:
                                           Three Months Ended
                                                 March 31,
                                          ----------------------
                                           2002            2001
                                          -------        -------
                                               (Unaudited)
Net Sales:
     Hunting/Shooting Sports              $  84.5        $  77.4
     All Other                               11.9           13.2
                                          -------        -------
          Consolidated Net Sales          $  96.4        $  90.6
                                          =======        =======

EBITDA:
     Hunting/Shooting Sports              $  10.9        $  12.1
     All Other                                3.6            2.4
                                          -------        -------
          Consolidated EBITDA             $  14.5        $  14.5
                                          =======        =======


                                             (Unaudited)
                                       March 31,     December 31,
                                         2002            2001
                                       ---------     ------------

Assets:
     Hunting/Shooting Sports           $  251.1        $  194.5
     All Other                            132.1           137.6
                                       --------        --------
          Consolidated Assets          $  383.2        $  332.1
                                       ========        ========



Reconciliation  of EBITDA to Profit Before Income Taxes and Change in Accounting
Principle:

                                                       Three Months Ended
                                                             March 31,
                                                     ----------------------
                                                       2002           2001
                                                     -------        -------
                                                           (Unaudited)
Consolidated EBITDA                                  $  14.5        $  14.5

Less:  Interest Expense (1)                              3.0            4.1
       Depreciation (2)                                  2.6            4.3
       Other Noncash Charges                             0.1            0.3
                                                     -------        -------
                                                         5.7            8.7
                                                     -------        -------
Consolidated Profit Before Income Taxes and
     Change in Accounting Principle                  $   8.8        $   5.8
                                                     =======        =======

(1)  Includes   amortization  of  deferred  financing  costs  of  $0.4  for  the year-to-date periods ended March 31, 2002 and 2001,  respectively.
(2)  The year-to-date   period  ended  March  31,  2001  includes   amortization
     of intangibles of $0.6.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

NOTE 11 - FINANCIAL POSITION AND RESULTS OF OPERATIONS OF HOLDING AND REMINGTON

         The following condensed consolidating financial data provides information regarding the financial position and results of operations of Holding and its wholly owned subsidiary, Remington, including Remington's wholly owned subsidiaries Remington International, Ltd., RA Brands, L.L.C., RBC Holding, Inc. and RA Factors, Inc. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company's public securities, Remington's 9.5% Senior Subordinated Notes due 2003, Series B (the "Notes"). Further, the Notes are fully and unconditionally guaranteed by Holding and the subsidiaries of Remington, other than Remington International, Ltd., which has no significant operations.


                                            RACI HOLDING, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATING BALANCE SHEETS
                                                      MARCH 31, 2002
                                                        (Unaudited)

                                        Combined
                                        Guarantor                                                    RACI Holding, Inc
ASSETS                                Subsidiaries      Remington        Holding     Eliminations     and Subsidiaries
------                                ------------      ---------       --------     ------------     ----------------
Current Assets                          $  109.5        $  110.2        $     -        $     -           $  219.7
Receivable from Remington, Net              57.1              -              8.3           65.4                -
Noncurrent Assets                           49.6           299.4           107.6          293.1             163.5
                                        --------        --------        --------       --------         ---------
    Total Assets                        $  216.2        $  409.6        $  115.9       $  358.5          $  383.2
                                        ========        ========        ========       ========          ========


LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
------------------------
Current Liabilities                     $   26.4        $   46.0        $     -        $     -           $   72.4
Payable to RACI Holding, Inc, Net             -              8.3              -             8.3                -
Payable to RA Brands, L.L.C., Net             -             46.9              -            46.9                -
Payable to RA Factors, Inc., Net              -             10.2              -            10.2                -
Noncurrent Liabilities                       4.3           190.6              -              -              194.9
Redeemable Shares                             -               -              6.4             -                6.4
Shareholders' Equity                       185.5           107.6           109.5          293.1             109.5
                                        --------        --------        --------       --------          --------
    Total Liabilities, Redeemable
    Shares and Shareholders' Equity     $  216.2        $  409.6        $  115.9       $  358.5          $  383.2
                                        ========        ========        ========       ========          ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                                            RACI HOLDING, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATING BALANCE SHEETS
                                                     DECEMBER 31, 2001

                                        Combined
                                        Guarantor                                                    RACI Holding, Inc
ASSETS                                Subsidiaries      Remington        Holding     Eliminations     and Subsidiaries
------                                ------------      ---------       --------     ------------     ----------------
Current Assets                          $   48.5        $  114.2        $    0.1       $     -           $  162.8
Receivable from Remington, Net             107.4              -              7.8          115.2                -
Noncurrent Assets                           46.4           302.5           103.5          283.1             169.3
                                        --------        --------        --------       --------          --------
    Total Assets                        $  202.3        $  416.7        $  111.4       $  398.3          $  332.1
                                        ========        ========        ========       ========          ========


LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
------------------------
Current Liabilities                     $   22.7        $   43.5        $     -        $     -           $   66.2
Payable to RACI Holding, Inc                  -              7.8              -             7.8                -
Payable to RA Brands, L.L.C., Net             -             40.2              -            40.2                -
Payable to RA Factors, Inc., Net              -             67.2              -            67.2                -
Noncurrent Liabilities                        -            154.5              -              -              154.5
Redeemable Shares                             -               -              6.2             -                6.2
Shareholders' Equity                       179.6           103.5           105.2          283.1             105.2
                                        --------        --------        --------       --------          --------
    Total Liabilities, Redeemable
    Shares and Shareholders' Equity     $  202.3        $  416.7        $  111.4       $  398.3          $  332.1
                                        ========        ========        ========       ========          ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                                       RACI HOLDING, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                     Combined
QUARTER ENDED                       Guarantor                                                RACI Holding, Inc
MARCH 31, 2002 (UNAUDITED)         Subsidiaries      Remington    Holding    Eliminations     and Subsidiaries
--------------------------         ------------      ---------    -------    ------------     ----------------
Sales                                $   -            $  96.4      $  -         $   -            $  96.4
Gross Profit                             -               29.6         -             -               29.6
Royalty Income (Expense)                5.8              (5.8)        -             -                 -
Factoring Income (Expense)              3.2              (3.2)        -             -                 -
Income from Equity Investees             -                9.0        4.0          13.0                -
Net Income                              9.0               4.0        4.0          13.0               4.0



                                    Combined
QUARTER ENDED                       Guarantor                                                RACI Holding, Inc
MARCH 31, 2001 (UNAUDITED)         Subsidiaries      Remington    Holding    Eliminations     and Subsidiaries
--------------------------         ------------      ---------    -------    ------------     ----------------
Sales                                $   -            $  90.6      $  -         $   -            $  90.6
Gross Profit                             -               29.7         -             -               29.7
Royalty Income (Expense)                6.8              (6.8)        -             -                 -
Factoring Income (Expense)              3.2              (3.2)        -             -                 -
Income from Equity Investees             -                6.7        3.6          10.3                -
Net Income                              6.7               3.6        3.6          10.3               3.6


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)


                                       RACI HOLDING, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                 MARCH 31, 2002
                                                   (UNAUDITED)

                                                      Combined
                                                      Guarantor                                          RACI Holding, Inc
                                                    Subsidiaries   Remington    Holding   Eliminations   and Subsidiaries
                                                    ------------   ---------    -------   ------------   ----------------
Operating Activities
     Net Cash Used in Operating Activities             $ (0.1)     $ (51.5)     $ (0.5)     $   -            $  (52.1)


Investing Activities
  Capital Expenditures                                     -          (0.6)         -           -                (0.6)
                                                       ------      -------      ------      -----            --------
     Net Cash Used in Investing Activities                 -          (0.6)         -           -                (0.6)

Financing Activities
  Net Borrowings under Revolving Credit Facility           -          40.1          -           -                40.1
  Decrease in Book Overdraft                               -          (4.5)         -           -                (4.5)
  Principal Payments on Long-Term Debt                     -          (0.3)         -           -                (0.3)
  Net Borrowings on Short-Term Debt                        -           4.1          -           -                 4.1
  Proceeds from Issuance Common Stock                      -            -          0.4          -                 0.4
                                                       ------      -------      ------      -----            --------
     Net Cash Used in Financing Activities                 -          39.4         0.4          -                39.8


Decrease in Cash and Cash Equivalents                    (0.1)       (12.7)       (0.1)         -               (12.9)
Cash and Cash Equivalents at Beginning of Period          0.1         13.3         0.1          -                13.5
                                                       ------      -------      ------      -----            --------
Cash and Cash Equivalents at End of Period             $   -       $   0.6      $   -       $   -            $    0.6
                                                       ======      =======      ======      =====            ========


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

                                      RACI HOLDING, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                MARCH 31, 2001
                                                 (UNAUDITED)


                                                       Combined                                           RACI Holding,
                                                       Guarantor                                              Inc
                                                     Subsidiaries   Remington    Holding  Eliminations  and Subsidiaries
                                                     ------------   ---------    -------  ------------  ----------------
Operating Activities
     Net Cash Used in Operating Activities              $   -         $ (51.7)    $ (0.2)     $  -           $ (51.9)

Investing Activities
  Capital Expenditures                                     -            (0.9)        -          -              (0.9)
                                                       -------       -------     ------      ------         -------
     Net Cash Used in Investing Activities                 -            (0.9)        -          -              (0.9)

Financing Activities
  Net Borrowings under Revolving Credit Facility           -            47.0         -          -              47.0
  Increase in Book Overdraft                               -             4.6         -          -               4.6
  Principal Payments on Long-Term Debt                     -            (0.3)        -          -              (0.3)
  Net Payments on Short-Term Debt                          -            (0.2)        -          -              (0.2)
  Proceeds from Issuance Common Stock                      -              -         0.2         -               0.2
                                                       -------       -------     ------      ------         -------
     Net Cash Provided in Financing Activities             -            51.1        0.2         -              51.3


Decrease in Cash and Cash Equivalents                      -            (1.5)        -          -              (1.5)
Cash and Cash Equivalents at Beginning of Period           -             2.6        0.1         -               2.7
                                                       -------       -------     ------      ------         -------
Cash and Cash Equivalents at End of Period                 -             1.1        0.1         -               1.2
                                                       =======       =======     ======      ======         =======



NOTE 12 - COMMITMENTS AND CONTINGENCIES

     The Company has various purchase commitments for services incidental to the ordinary conduct of business, including services relating to its E-Commerce activities and NASCAR sponsorship. Such commitments are not at prices in excess of current market prices. In addition, the Company has purchase contracts with certain raw material suppliers, for periods ranging from one to seven years, some of which contain firm commitments to purchase minimum specified quantities. However, such contracts had no significant impact on the financial condition or results of operations during the reporting period.

     One of the pending cases for which Remington bears financial responsibility involves the accidental fatal shooting in October 2000 of a nine-year-old boy, Gus Barber, with a Remington Model 700 bolt-action rifle being unloaded by his mother after a hunting trip in Montana. This case has been the subject of repeated local and national media attention, and in December 2001, the family filed a lawsuit in federal district court in Montana naming Remington and the Sellers as defendants. Like many Remington bolt-action centerfire firearms made before 1982, the Barber rifle was manufactured with a feature known as a `bolt-lock,' which requires the manual safety to be moved to the `fire' position to begin the process of unloading the rifle. Partly in response to this accident, in early March 2002, the Company initiated a nationwide product safety program to run through the end of 2002 under which the Company will clean, inspect and modify such centerfire firearms to remove the bolt-lock feature for $20. Participating customers will receive a transferable $20 rebate coupon on the purchase of specified Remington safety products. Approximately 2.5 million guns manufactured before 1982 may be eligible for this offer. The Company is unable to estimate the ultimate cost of this modification program, due to various uncertainties, including the number of customers who choose to participate in the program and the condition of their firearms. However, based in part on the length of time since these products were

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)

manufactured, the Company does not believe that the ultimate cost of the safety program will have a material adverse impact on financial condition or liquidity, but there can be no assurance of such an outcome.

         The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations and other matters arising in the normal course of business. Pursuant to an asset purchase agreement (the "Purchase Agreement"), on December 1, 1993, the Company acquired certain assets and assumed certain liabilities (the "Acquisition") of the sporting goods business formerly operated by E. I. du Pont de Nemours and Company ("DuPont") and one of DuPont's subsidiaries (together with DuPont, the "Sellers"). Under the Purchase Agreement, the Company generally bears financial responsibility for all product liability cases and claims relating to occurrences after the closing of the Acquisition, except for certain costs relating to certain shotguns, for all cases and claims relating to discontinued products and for limited other costs. Because the Company's assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to a fixed amount that has now been fully paid, with the Sellers retaining liability in excess of that amount and indemnifying the Company in respect thereof, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial conditions or results of operations of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the uncertainty as to the nature and extent of manufacturer liability for personal injury due to alleged product defects, there can be no assurance that the Company's resources will be adequate to cover future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes of Holding its subsidiary, Remington and Remington's wholly owned subsidiaries Remington International, Ltd., RA Brands, L.L.C., RBC Holdings, Inc. and RA Factors Inc. as of and for the quarter ended March 31, 2002, and with the Company's audited consolidated financial statements as of and for the year ended December 31, 2001, on file with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ended December 31, 2002, in part due to the seasonality of the Company's business.

BUSINESS TRENDS AND INITIATIVES

         The sale of hunting/shooting sports and fishing products depends upon a number of factors related to the level of consumer spending, including the general state of the economy and the willingness of consumers to spend on discretionary items. Historically, the general level of economic activity has significantly affected the demand for sporting goods products in the hunting/shooting sports and related markets. As economic activity slowed, as it did beginning in the fourth quarter 2000 and continuing through all of 2001, confidence and discretionary spending by consumers declined. Management believes that if the general level of economic activity continues to decline, it could have a negative impact on sales of the Company's products, and that competitive pressures arising from any significant or prolonged economic downturn could have a material adverse impact on the Company's financial condition, results of operation or cash flows.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2001

         Net Sales. Consolidated Net Sales for the quarter ended March 31, 2002 increased $5.8 million or 6.4% from the quarter ended March 31, 2001 for the reasons discussed below. The following table compares net sales by segment for each of the periods ended March 31:

                                          Three Months Ended March 31,
                                     --------------------------------------
                                              Percent              Percent
                                       2002   of Total     2001    of Total
                                     -------  --------   -------   --------
Net Sales
  Hunting/Shooting Sports            $  84.5       88%   $  77.4        85%
  All Other                             11.9       12%      13.2        15%
                                     -------  --------   -------   --------
     Consolidated Net Sales          $  96.4      100%   $  90.6       100%
                                     =======  ========   =======   ========

         Hunting/Shooting Sports net sales increased $7.1 million or 9.2% in the first quarter of 2002 as compared to the same period in 2001. Firearm net sales of $51.9 million for the quarter ended March 31, 2002 increased $2.0 million or 4.0% from the quarter ended March 31, 2001, primarily as a result of higher overall sales volumes of centerfire rifles, especially the Model 700 and the Model 710, slightly offset by lower overall shotgun volumes. Ammunition net sales of $32.6 million for the quarter ended March 31, 2002 increased $5.1 million or 18.5% from the same quarter in 2001, primarily resulting from higher sales volumes in all ammunition categories, particularly the new Hevi Shot shotgun shell, as well as rimfire cartridges and UMC pistol and revolver cartridges.

         The increase in sales in the Hunting/Shooting Sports segment for the first quarter 2002 is largely attributable to lower shipments experienced in the first quarter 2001. The lower level of shipments in the first quarter of 2001 was due in part to a decrease in demand for Hunting/Shooting Sports products in such period, which management believes was caused by a number of factors relating to the economic slowdown in 2001. Although the Company experienced a decrease in demand that coincided with the economic downturn that began in the fourth quarter of 2000 and continued through all of 2001, the Company did experience an increased demand for its Hunting/Shooting sports products in the fourth quarter of 2001, which has continued into the first quarter of 2002. Management believes that this increase in demand is attributable, at least in part, to the impact on consumers and government agencies resulting from the terrorist attacks on New York and Washington on September 11, 2001. Because the longer-term effects of such events are inherently unpredictable, management cannot determine with certainty the impact of these events on future demand. Management believes that the demand for Hunting/Shooting sports products depends on a number of factors, including the general state of the economy, and the Company can give no assurance that the recent increase in sales will continue.

         Net sales of all other products, including fishline, accessories, targets and powder metal products decreased period over period by $1.3 million or 9.8%, primarily attributable to a decline in sales volumes and lower pricing in the fishline products.

         Cost of Goods Sold. Cost of goods sold of $66.8 million for the quarter ended March 31, 2002 increased $5.9 million or 9.7% from the 2001 level of $60.9 million and as a percentage of sales, increased to 69.3% in 2002 from 67.2% in 2001. The increase in cost of goods sold is due primarily to a combination of higher sales of low margin ammunition products, off set by higher sales volumes of high margin centerfire rifles, combined with higher manufacturing costs associated with inefficiencies at the firearms facility in Ilion, New York. The Company has initiated a program to reduce such inefficiencies, although there can be no assurance such initiatives will be successful.

         Operating Expenses. Operating expenses consist of selling, general and administrative expenses, research and development expense and other expense. Operating expenses for the quarter ended March 31, 2002 were $17.8 million, a decrease of $2.0 million, or 10.1%, from $19.8 million for the same period in 2001.

         Selling, general and administrative expenses for the quarter ended March 31, 2002 were $16.2 million, an decrease of $1.3 million, or 7.4% from $17.5 million for quarter ended March 31, 2001. The decrease between the two periods was primarily attributable to a decrease in distribution costs, an increase in licensing income and lower bad debt expenses slightly offset by higher variable administrative costs and an increase in insurance premiums.

         Other period expense for the quarter ended March 31, 2002 decreased $0.6 million or 75.0% from the same quarter in 2001 due to $0.6 million of intangible amortization that was eliminated in 2002 under SFAS No. 142.

         Interest Expense. Interest expense for the quarter ended March 31, 2002 was $3.0 million, a decrease of $1.1 million, or 26.8%, from the same period ended March 31, 2001. The decrease in interest expense between periods primarily resulted from a decrease in the average outstanding debt on the Company's Revolving Credit Facility combined with a decrease in the weighted average interest rates incurred.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has various purchase commitments for services incidental to the ordinary conduct of business, including services relating to its E-Commerce activities and NASCAR sponsorship. Such commitments are not at prices in excess of current market prices. In addition, the Company has purchase contracts with certain raw material suppliers, for periods ranging from one to seven years, some of which contain firm commitments to purchase minimum specified quantities. However, such contracts had no significant impact on the financial condition or results of operations during the reporting period.

The following represents the contractual and other commercial commitments of the
Company:

                             Payments Due by Period
                             ----------------------


                                    Total Amounts   Less Than     1-3         4-5        Over 5
Contractual Obligations               Committed      1 Year      Years       Years        Years
-----------------------               ---------      ------      -----       -----        -----
9.5% Senior Subordinated Notes
   Due 2003                         $   86.9        $    -      $  86.9     $   -        $   -
Revolving Credit Facility               65.1             -         65.1         -            -
Capital Lease Obligations                2.1            1.0         1.1         -            -
Operating Leases                        12.3            2.6         6.1        1.5          2.1
Other Long-term Obligations             13.0            9.6         3.4         -            -
                                    --------        -------     -------     ------       ------
   Total Contractual Cash
      Obligations                   $  179.4        $  13.2     $ 162.6     $  1.5       $  2.1

Other Commercial Commitments
Standby Letters of Credit                5.1            5.1          -          -            -
                                    --------        -------     -------     ------       ------
    Total Commercial Commitments    $    5.1        $   5.1     $    -      $   -        $   -


         Liquidity. As of March 31, 2002, the Company had outstanding approximately $154.1 million of indebtedness, consisting of approximately $86.9 million (face amount) of Notes, $65.1 million in Revolving Credit Facility borrowings and $2.1 million in capital lease obligations. As of March 31, 2002 the Company also had aggregate letters of credit outstanding of $5.1 million.

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

         Credit Agreement. The Credit Agreement provides for aggregate borrowings of $170.0 million under the Revolving Credit Facility through September 30, 2003. Financing costs paid in connection with the Credit Agreement of $3.7 million were capitalized and will be amortized over the remaining term of the Credit Agreement.

         The obligations under the Credit Agreement are guaranteed by Holding and are secured by a pledge of the Company's capital stock and by pledges of and security interests in substantially all the Company's property and assets including the Company's ownership interests in its subsidiaries RA Brands, L.L.C., RBC Holdings, Inc. and RA Factors, Inc. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. The failure to comply with such affirmative and negative covenants (including financial covenants), or any other default under the Credit Agreement, could result in the acceleration of the Company's obligations under the Credit Agreement. As of March 31, 2002, the

Company was in compliance in all material respects with the financial covenants under the Credit Agreement, as amended on December 6, 2001.

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

         Cash Flows. Net cash used in operating activities was $52.1 million and $51.9 million for the three-month periods ended March 31, 2002 and 2001, respectively. The increase in cash used in operating activities compared to the same period in 2001 resulted primarily from an increase in prepaid expenses financed through short-term debt offset by an increase in earnings and non-cash addbacks. Accounts receivable increased $58.3 million from December 31, 2001 to $103.8 million primarily as a result of approximately $56.5 million of firearm and ammunition sales on extended terms. These terms provide cash discount incentives and require payment by April and May 2002 for firearms and by October 2002 for ammunition. Inventories increased $5.2 million from December 31, 2001 to $89.2 million as a result of the seasonality of the business. See "--Seasonality." Accounts payable increased $5.8 million from December 31, 2001 to $27.0 million as a result of increased spending paired with management of the accounts payable function. Net cash used in investing activities in the first three months of 2002 and 2001 was $0.6 million and $0.9 million, respectively. The $0.6 million of expenditures in 2002 consisted of capital expenditures primarily used for replacement equipment and maintaining existing facilities. Net cash provided by financing activities during the first three months of 2002 and 2001 was $39.8 million and $51.3 million, respectively. The decrease in cash provided by financing activities primarily resulted from lower borrowings under the revolving credit facility and a decrease in book overdraft.

         Working Capital. Working capital increased to $147.3 million at March 31, 2002 from $96.6 million at December 31, 2001, primarily as a result of expected seasonal increases in accounts receivable and inventories partially offset by an increase in accounts payable. See "--Cash Flows." The seasonality of the Company's business causes accounts receivable and inventories generally to be higher in the first three quarters of the year. See "--Seasonality."

         Capital Expenditures. Capital expenditures for the three months ended March 31, 2002 were $0.6 million, principally for replacement equipment and maintaining existing facilities. The Company expects capital expenditures for 2002 to be approximately $9.5 million.


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

         State and local laws and regulations vary significantly in the level of additional restriction, beyond those established under federal law, placed on gun manufacture, ownership and transfer. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Certain states have enacted, or considered, legislation regarding the sale of locking devices together with firearms; although most are limited to handguns, some would apply to Remington shotguns and rifles. Although many states have mandatory waiting period laws in effect for handguns, there are currently few restrictive state regulations applicable to handgun ammunition. The Company's current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of "assault weapons."

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation: (i) the statement in "Business Trends and Initiatives" that the Company's management will continue to review the Company's operations with a view towards controlling costs in response to competitive pressures; (ii) the statements in "-Liquidity and Capital Resources - Liquidity" concerning the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the New Revolving Credit Facility; (iii) the statement in "Liquidity and Capital Resources - Capital Expenditures" that the Company expects capital expenditures for 2002 to be approximately $9.5 million; (iv) the Company's statements in "Quantitative and Qualitative Disclosures About Market Risk" concerning the Company's belief that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company and that it does not have a material exposure to fluctuations in foreign currencies; (v) the statements in "Legal Proceedings" concerning the Company's belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company; (vi) the statements in "Legal Proceedings" concerning the Company's belief that the ultimate cost of the safety program for `bolt-action' rifles will not have a material adverse impact on financial condition or liquidity, and (vii) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

         Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "-Business Trends and Initiatives", "-Liquidity and Capital Resources" and "Legal Proceedings"), in the Company's Annual Report on Form 10-K for the period ended December 31, 2001, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of March 31, 2002. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company's products. At March 31, 2002, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to fifteen months from the respective balance sheet date was $0.6 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Pursuant to the Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products, (2) all product liability cases and claims involving products that had not been discontinued as of the Acquisition ("extant products") and relating to occurrences that took place prior to the Acquisition and (3) certain environmental liabilities based on conditions existing at the time of the Acquisition. These indemnification obligations of the Sellers are not subject to any survival period limitation. The Company has no current information on the extent, if any, to which the Sellers have insured these indemnification obligations. Except for certain cases and claims relating to shotguns manufactured prior to 1995 involved in occurrences arising prior to December 1999, and except for all cases and claims relating to products discontinued prior to the Acquisition, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Acquisition.

         As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of March 31, 2002, approximately 17 individual bodily injury cases and claims were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the pending individual cases and claims, approximately four involve matters for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 13 pending cases involve post-Acquisition occurrences for which the Company bears responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of approximately two of these cases involving certain shotguns, as described below.

     One of the pending cases for which Remington bears financial responsibility involves the accidental fatal shooting in October 2000 of a nine-year-old boy, Gus Barber, with a Remington Model 700 bolt-action rifle being unloaded by his mother after a hunting trip in Montana. This case has been the subject of repeated local and national media attention, and in December 2001, the family filed a lawsuit in federal district court in Montana naming Remington and the Sellers as defendants. Like many Remington bolt-action centerfire firearms made before 1982, the Barber rifle was manufactured with a feature known as a `bolt-lock,' which requires the manual safety to be moved to the `fire' position to begin the process of unloading the rifle. Partly in response to this accident, in early March 2002, the Company initiated a nationwide product safety program to run through the end of 2002 under which the Company will clean, inspect and modify such centerfire firearms to remove the bolt-lock feature for $20. Participating customers will receive a transferable $20 rebate coupon on the purchase of specified Remington safety products. Approximately 2.5 million guns manufactured before 1982 may be eligible for this offer. The Company is unable to estimate the ultimate cost of this modification program, due to various uncertainties, including the number of customers who choose to participate in the program and the condition of their firearms. However, based in part on the length of time since these products were manufactured, the Company does not believe that the ultimate cost of the safety program will have a material adverse impact on financial condition or liquidity, but there can be no assurance of such an outcome.

     In addition to these individual cases, as a manufacturer of shotguns and rifles, Remington has been named in only three of the approximately 30 actions brought by certain municipalities, primarily against manufacturers and sellers of handguns: (i) City of - Boston, et al. v. Smith & Wesson, et al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct.. E.D.
Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.).

         City of Boston, first filed in 1999, was voluntarily dismissed without prejudice as to all defendants by the plaintiffs on March 27, 2002. In the action, the City of Boston and the Boston Public Health Commission claimed (among other allegations) that the distribution practices of defendant firearms manufacturers allegedly permitted their products to enter a secondary market, from which guns could be obtained by unauthorized users;

that defendants failed to include adequate safety devices in their firearms to prevent unauthorized use and accidental misuse; and that defendants' conduct has created a public nuisance. Plaintiffs sought injunctive relief and money damages (consisting of the cost of providing certain city services and lost tax and other revenues).

     The City of St. Louis case makes claims similar to those in the City of Boston litigation and seeks punitive as well as compensatory damages. The First Amended Complaint naming Remington was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the United States District Court for the Eastern District of Missouri by third-party defendant, Denel (Pty) Ltd., a firearms manufacturer majority-owned by the Republic of South Africa. Removal was made pursuant to Title 28, section 1330, of the United States Code, as an action involving a foreign state. On September 25, 2001, the federal court remanded the case to state court, (where motions to dismiss are pending). On March 1, 2002, the St. Louis City court granted the defendants' motion to transfer venue to the Circuit Court for St. Louis County. Plaintiffs have filed a challenge to that ruling.

         In City of New York, the New York City Health and Hospitals Corp., and certain city officials filed an Amended Complaint, dated September 1, 2000, in the United States District Court for the Eastern District of New York naming Remington and asserting claims similar to those in the City of Boston litigation. The Company answered on December 1, 2000. Plaintiffs' and defendants' initial discovery requests were served in June 2001. In August 2001, the City indicated its intention to file a second amended complaint. However, in part as a result of the events of September 11, the court has granted the City's request that the case be put on hold pending the appeal by the State of New York of the dismissal of its separate lawsuit against handgun manufacturers (in which the Company is not a defendant).

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 19, 2002, options to purchase an aggregate of 2,000 shares of Common Stock were exercised by the estate of a former consultant of the Company for an aggregate cash price of $200,000. The options were granted under the RACI Holding, Inc. Amended and Restated Stock Option Plan. The offering of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On March 1, 2002, the Company sold an aggregate of 891 redeemable shares of Common Stock to five members of management for an aggregate cash price of $164,835. In addition, the Company granted options to purchase an aggregate of 891 shares of Common Stock to the members of management who purchased the shares of Common Stock at an exercise price of $185 per share. The sales of the redeemable Common Stock and the grant of the options were made pursuant to the RACI Holding, Inc. Stock Incentive Plan. In connection with the purchase of the shares, certain members of management financed a portion of the cash purchase price of the shares of Common Stock they acquired through loans from Bank of America, N.A. on market terms. To assist members of management obtain such terms for such financing, Remington fully and unconditionally guaranteed such loans. Remington guaranteed loans totaling $0.1, which remain outstanding. The offering of shares was exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    99.1         Reconciliation of Net Income to EBITDA.


(b) Reports on Form 8-K

    During the quarter ended March 31, 2002, the Company filed no reports on Form 8-K.

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





May 10, 2002

                                INDEX TO EXHIBITS



Exhibit No.        Description
-----------        -----------

99.1               Reconciliation of Net Income to EBITDA.