Form 10-Q
period 2002-06-30
RACI HOLDING INC
filed 2002-08-13
CIK 917676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


Class A Common Stock, par value $.01 per share,
outstanding at August 13, 2002                                   765,050 shares

Class B Common Stock, par value $.01 per share,
outstanding at August 13, 2002                                         0 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       RACI Holding, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)

                                                                                  Unaudited
                                                                       ------------------------------------
                                                                       June 30, 2002      December 31, 2001
                                                                       -------------      -----------------
ASSETS
Current Assets
Cash and Cash Equivalents                                                 $    0.3              $   13.5
Accounts Receivable Trade - net                                               86.3                  45.5
Inventories                                                                  101.4                  84.0
Supplies                                                                       5.5                   6.0
Prepaid Expenses and Other Current Assets                                      6.1                   2.0
Deferred Income Taxes                                                         10.2                  11.8
                                                                          --------              --------
  Total Current Assets                                                       209.8                 162.8

Property, Plant and Equipment - net                                           78.1                  81.0
Intangibles (Goodwill, Trademarks and Debt Issuance Costs) - net              76.6                  79.9
Deferred Income Taxes                                                          1.3                   1.0
Other Noncurrent Assets                                                        7.5                   7.4
                                                                          --------              --------
  Total Assets                                                            $  373.3              $  332.1
                                                                          ========              ========

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                                          $   28.8              $   21.2
Book Overdraft                                                                 6.0                   7.8
Short-Term Debt                                                                2.6                    --
Current Portion of Long-Term Debt                                              1.0                   1.1
Product and Environmental Liabilities                                          2.2                   2.2
Income Taxes                                                                   0.6                   1.9
Other Accrued Liabilities                                                     32.1                  32.0
                                                                          --------              --------
  Total Current Liabilities                                                   73.3                  66.2

Long-Term Debt                                                               136.5                 113.2
Retiree Benefits                                                              35.0                  32.8
Product and Environmental Liabilities                                          8.2                   8.3
Other Long-Term Liabilities                                                    0.2                   0.2
                                                                          --------              --------
  Total Liabilities                                                          253.2                 220.7

Redeemable Deferred Shares of Class A Common Stock, par value
$.01; 24,191 issued June 30, 2002 and December 31, 2001                        5.0                   5.0
Redeemable Shares of Class A Common Stock, par value $.01; 6,789, net of 328 treasury shares, issued at June 30, 2002, and 6,198, net
of 28 treasury shares, issued at December 31, 2001                             1.3                   1.2

Commitments and Contingencies

Shareholders' Equity
Class A Common Stock, par value $.01; 1,250,000 shares authorized,
765,050 and 763,000 issued and outstanding at June 30, 2002 and
December 31, 2001, respectively                                                 --                    --
Class B Common Stock, par value $.01; 1,250,000 shares authorized,
none issued and outstanding                                                     --                    --
Paid in Capital                                                               76.8                  76.6
Accumulated Other Comprehensive Loss                                          (0.1)                 (0.2)
Retained Earnings                                                             37.1                  28.8
                                                                          --------              --------

     Total Shareholders' Equity                                              113.8                 105.2
                                                                          --------              --------

Total Liabilities, Redeemable Shares and Shareholders' Equity             $  373.3              $  332.1
                                                                          ========              ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI Holding, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)


                                                                                         Unaudited
                                                                   ------------------------------------------------------

                                                                     Quarter Ended June 30,        Year-to-Date June 30,
                                                                   -------------------------     ------------------------
                                                                      2002            2001          2002          2001
                                                                   -----------      --------     -----------   ----------

Sales  (1)                                                             $ 95.3        $ 86.7         $ 191.7      $ 177.3

Cost of Goods Sold                                                       65.9          62.9           132.7        123.8
                                                                   -----------      --------     -----------   ----------
     Gross Profit                                                        29.4          23.8            59.0         53.5

Selling, General and Administrative Expenses                             17.3          15.0            33.5         32.5

Research and Development Expenses                                         1.6           1.4             3.0          2.9

Other Expense                                                             0.2           0.7             0.4          1.5
                                                                   -----------      --------     -----------   ----------

     Operating Profit                                                    10.3           6.7            22.1         16.6

Interest Expense                                                          3.2           4.2             6.2          8.3
                                                                   -----------      --------     -----------   ----------

     Profit Before Income Taxes and Change in Accounting Principle        7.1           2.5            15.9          8.3

Provision for Income Taxes                                                2.8           1.0             6.2          3.2
                                                                   -----------      --------     -----------   ----------

     Net Income before effect of Change in Accounting Principle           4.3           1.5             9.7          5.1
                                                                   -----------      --------     -----------   ----------

Loss from cumlative effect of change in Accounting
  Principle, net of $1.0 tax benefit                                        -             -            (1.4)           -
                                                                   -----------      --------     -----------   ----------

     Net Income                                                         $ 4.3         $ 1.5           $ 8.3        $ 5.1
                                                                   ===========      ========     ===========   ==========

Earnings Per Share:
Basic:
     Income before effect of net change in Accounting Principle        $ 5.40        $ 1.89         $ 12.20       $ 6.42
     Loss from effect of net change in Accounting Principle                 -             -           (1.76)           -
                                                                   -----------      --------     -----------   ----------
  Net Income                                                           $ 5.40        $ 1.89         $ 10.44       $ 6.42
                                                                   ===========      ========     ===========   ==========
Diluted:
     Income before effect of net change in Accounting Principle        $ 5.31        $ 1.85         $ 11.98       $ 6.29
     Loss from effect of net change in Accounting Principle                 -             -           (1.73)           -
                                                                   -----------      --------     -----------   ----------
  Net Income                                                           $ 5.31        $ 1.85         $ 10.25       $ 6.29
                                                                   ===========      ========     ===========   ==========


(1) Sales are presented net of Federal Excise Taxes of $7.7 and $7.1 for the quarter and $15.4 and $14.5 for the year-to-date periods ended June 30, 2002 and 2001, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      RACI Holding, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in Millions)





                                                             Unaudited
                                                             ----------
                                                        Year-To-Date June 30,
                                                      ------------------------
                                                        2002            2001
                                                      --------        --------

Operating Activities

Net Cash used in Operating Activities                 $ (35.1)        $ (36.5)
                                                      --------        --------

Investing Activities

   Capital Expenditures                                  (2.4)           (1.8)
                                                      --------        --------

  Net Cash used in Investing Activities                  (2.4)           (1.8)
                                                      --------        --------


Financing Activities

   Net Borrowings under Revolving Credit Facility        23.6            34.5
   (Decrease) Increase in Book Overdraft                 (1.8)            5.0
   Principal Payments on Long-Term Debt                  (0.4)           (0.7)
   Net Borrowings (Payments) on Short-Term Debt           2.6            (0.8)
   Purchase of Treasury Stock                            (0.1)             --
   Proceeds from Issuance of Common Stock
        and Redeemable Common Stock                       0.4             0.2
                                                      --------        --------

  Net Cash provided by Financing Activities              24.3            38.2
                                                      --------        --------

Decrease in Cash and Cash Equivalents                   (13.2)           (0.1)
Cash and Cash Equivalents at Beginning of Period         13.5             2.7
                                                      --------        --------
Cash and Cash Equivalents at End of Period            $   0.3         $   2.6
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

                       RACI Holding, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders'Equity and Comprehensive Income
                              (Dollars in Millions)
                                   (Unaudited)

                                                         Accumulated
                                                            Other                       Total
                                             Paid-in    Comprehensive    Retained    Shareholders'
                                             Capital       Income        Earnings       Equity
                                             -------    -------------   ----------   -------------

Balance, December 31, 2001                   $  76.6       $  (0.2)       $  28.8      $  105.2
                                             -------       -------        -------      --------

 Comprehensive Net Income (Loss):
   Net Income                                    --             --            8.3           8.3
   Other comprehensive loss:
     Net derivative losses, reclassified
          as earnings                            --            0.1            --            0.1
                                             -------       -------        -------      --------

 Total Other Comprehensive Net Income (Loss)     --            0.1            8.3           8.4
                                             -------       -------        -------      --------

 Issuance of 2,000 shares of Common Stock        0.2            --            --            0.2
                                              -------      -------        -------      --------

Balance, June 30, 2002                       $  76.8       $  (0.1)       $  37.1      $  113.8
                                             =======       =======        =======      ========


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

     The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Note 2 - Inventories

     Inventories consisted of the following at:

                                                        (Unaudited)
                                                        -----------
                                              June 30,             December 31,
                                                2002                   2001
                                             -----------           ----------


                 Raw Materials                $    14.4              $    14.6
                 Semi-Finished Products            22.9                   21.8
                 Finished Product                  64.1                   47.6
                                              ----------             ---------
                      Total                   $   101.4              $    84.0
                                              ==========             =========


Note 3 - Intangibles and Debt Issuance Costs


     Intangibles and Debt Issuance Costs consisted of the following at:
                                                            (Unaudited)
                                                            -----------
                                                  June 30,          December 31,
                                                      2002                2001
                                                ------------        ----------


       Goodwill                                   $    26.8           $    28.1
       Trademarks (Not subject to Amortization)        47.4                48.5
       Debt Issuance Costs, net                         2.4                 3.3
                                                  ----------          ---------
            Total                                 $    76.6           $    79.9
                                                  ==========          =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except per Share Data)

Note 4 - Long-Term Debt

     Long-term debt consisted of the following at:
                                                               (Unaudited)
                                                               -----------
                                                     June 30,      December 31,
                                                       2002            2001
                                                    ----------     -----------

         Revolving Credit Facility                    $   48.6        $   25.0
         9.5% Senior Subordinated Notes due 2003          86.9            86.9
         Capital Lease Obligations                         2.0             2.4
                                                     ---------       ---------
                   Subtotal                           $  137.5        $  114.3
         Less: Current Portion                             1.0             1.1
                                                     ---------       ---------
                   Total                              $  136.5        $  113.2
                                                     ==========      =========

     The Company's amended and restated credit agreement (the "Credit Agreement") dated April 28, 2000 provides for aggregate borrowings of $170 million under a revolving credit facility (the "Revolving Credit Facility"). Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum ("ABR Loans"), or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). Each quarter the interest rate margin will be subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility and can be reduced up to 0.125% based upon the same financial performance measures. As a result of the Company's performance, on May 15, 2002, the interest rate margin was reduced 0.5% and the commitment fees remained unchanged. Mandatory prepayments of borrowings may be required under the Credit Agreement upon the occurrence of certain changes in control.

Note 5 - Income Per Share

     The computations of the basic and diluted per share amounts for the Company's income before cumulative effect of change in accounting principle were determined as follows for the three months and six months ended June 30:

                                                                         Unaudited
                                                      ----------------------------------------
                                                      Three Months Ended      Six Months Ended
                                                           June 30,               June 30,
                                                      ------------------      ----------------
                                                       2002        2001         2002      2001
                                                      ------     -------      -------    -----
Net Income
      Net Income Before Change in
         Accounting Principle                         $  4.3     $   1.5      $   9.7   $   5.1
      Loss from Change in Accounting Principle
                                                          -            -          1.4         -
      -----------------------------------------       ------     -------      -------   -------
      Net Income                                      $  4.3     $   1.5      $   8.3   $   5.1
      =========================================       ======     =======      =======   =======

Weighted Average Common Shares Outstanding
      Basic                                           796,127    795,622      795,312   794,766
      Effect of Dilutive Options                       14,178     16,096       14,597    16,096
      -----------------------------------------       -------    -------      -------   -------
      Diluted                                         810,305    811,718      809,909   810,862
      =========================================       =======    =======      =======   =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except per Share Data)

Income Per Share
Basic:
      Net Income Before Change in
      Accounting Principle                            $ 5.40     $  1.89      $ 12.20   $  6.42
      Loss from Change in Accounting Principle                                  (1.76)        -
      -----------------------------------------       ------     -------      -------   -------
      Net Income                                      $ 5.40     $  1.89      $ 10.44   $  6.42
      =========================================       ======     =======      =======   =======

Diluted:
      Net Income Before Change in
      Accounting Principle                            $ 5.31     $  1.85      $ 11.98   $  6.29
      Loss from Change in Accounting Principle             -           -        (1.73)        -
      -----------------------------------------       ------     -------      --------  -------
      Net Income                                      $ 5.31     $  1.85      $ 10.25   $  6.29
      =========================================       ======     =======      ========  =======
    Options Outstanding at June 30,                   65,727      73,696       65,727    73,696

     During the quarter ended June 30, 2002 and 2001, 30,212 and 37,481 outstanding options were excluded, respectively, from the calculation of diluted income per share, because the exercise prices for the options were greater than the fair market value of the common stock.

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

Note 7 - Redeemable Class A Common Stock

     Certain employees and key management of Holding who hold or have the right to receive (i.e.: deferred shares) Class A common stock may require Holding to repurchase, under certain condition, (death, disability or retirement in each case as defined by the relevant plan document) all of such shares. This repurchase right terminates upon the consummation of an initial equity public offering of Holding's Class A common stock. In connection with the redemption feature described above, Holding has classified outside of permanent equity an amount representing the initial fair value of the redeemable shares. As of June 30, 2002, the redeemable value would be approximately $5.7, using a fair market value of $185 per share, as determined by an independent third party. These shares have not been marked to market since the events of redemption are considered remote.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except per Share Data)


Note 8 - Dividends and Other Compensation

     On July 31, 2002 the Company declared a special dividend of $19.54 per share, in an aggregate amount of $15.1 million to all shareholders of record on that date. The Company also declared a special payment to holders of all stock options and deferred shares of $19.54 per share, in an aggregate amount $1.7 million on that date which will be included in the Company's results of operations for the quarter ended September 30, 2002. The special dividend and special payment were paid on August 2, 2002 with proceeds from the borrowings under the revolving credit facility. An unaudited consolidated condensed pro-forma table of capitalization is presented below giving effect to the transaction as of June 30, 2002.


                       RACI Holding, Inc and Subsidiaries
             Proforma Condensed Consolidated Table of Capitalization
                              (Dollars in Millions)

                                                              Proforma
                                              June 30,        June 30,
                                                2002             2002
                                              --------        --------
                                             (Unaudited)    (Unaudited)

Long -Term Debt, Including Current Portion    $  137.5        $  154.3
Redeemable Deferred Shares                         5.0             5.0
Redeemable Shares                                  1.3             1.3
Shareholders' Equity                             113.8            97.7
                                              --------        --------
          Total                               $  257.6        $  258.3
                                              ========        ========

Note 9 - Accounting for Derivatives and Hedging Activities

     The Company purchases copper and lead futures and options contracts to hedge against price fluctuations of anticipated commodity purchases. The futures and options contracts limit the unfavorable affect that price increases will have on metal purchases, and the futures contracts likewise limit the favorable affect of price declines. At June 30, 2002, the fair value of the Company's outstanding derivative contracts relating to firm commitments and anticipated purchases (notional amount aggregated 28.2 million pounds of copper and lead) up to fifteen months from the respective balance sheet date was $0.6 as determined by an independent third party, which is recorded in prepaid expenses and other current assets. A net loss of $0.1 on derivative instruments was reclassified to earnings and recorded in accumulated other comprehensive loss, during the quarter ended June 30, 2002.

Note 10 - Stock Repurchases

     For the quarter and year-to-date periods ended June 30, 2002, the Company repurchased 300 shares of redeemable common stock at a total of $0.1 million. All shares were repurchased at the fair market value of $185 per share, as determined by an independent valuation.

Note 11 - Goodwill and Other Intangible Assets

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except per Share Data)

     Based on the initial impairment tests, the Company recognized an impairment loss, net of tax, of $0.8 and $0.6 associated with the goodwill and trademarks in the Powder Metal Products and the Accessories reporting units, respectively. The adjustment made to Powder Metal Products was primarily due to lower than expected sales growth and the adjustment to Accessories was primarily due to a decline in sales volumes and margins, which reduced the estimated future performance for these reporting units. Under SFAS No. 142, the impairment adjustment recognized at adoption of the Statement was recorded as a cumulative effect of change in accounting principle in the first quarter income statement of 2002. Impairment adjustments recognized after the adoption, if any, are required to be recorded as operating expenses.

     The carrying amount of goodwill and trademarks attributable to each reporting segment and the adjustments are outlined in the following tables:

                                             (Unaudited)
                             ------------------------------------------
                               December 31,    Impairment     June 30,
Goodwill                           2001        Adjustments       2002
------------------------     --------------    -----------    ---------
Hunting/Shooting Sports         $  18.0        $     --       $  18.0
All Other                          10.1             1.3           8.8
                             --------------    -----------    ---------
Consolidated Goodwill           $  28.1        $    1.3       $  26.8
                             ==============    ===========    =========


                               December 31,    Impairment     June 30,
Trademarks                        2001         Adjustments      2002
-----------------------      --------------    -----------    ---------
Hunting/Shooting Sports         $  39.8        $     --       $  39.8
All Other                           8.7             1.1           7.6
                             --------------    -----------    ---------
Consolidated Trademarks         $  48.5        $    1.1       $  47.4
                             ==============    ===========    =========


     Actual results of operations for the three-month and six-month periods ended June 30, 2002 and the pro-forma results of operations for the three-month and six-month periods ended June 30, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 in the period, follow:

                                                                         (Unaudited)
                                                      ------------------------------------------------
                                                          Three Months Ended         Six-Months Ended
                                                               June 30,                   June 30,
                                                      -----------------------     --------------------
                                                         2002          2001         2002         2001
                                                      ---------      --------     -------      -------
Net Income                                             $   4.3       $   1.5       $  8.3       $  5.1
Add:  Change in Accounting Principle                         -            -           1.4            -
             Amortization, Net of Tax                        -           0.4            -          0.8
                                                      ---------      --------     -------      -------
Adjusted Net Income                                    $   4.3       $   1.9       $  9.7       $  5.9
                                                      =========      ========     =======      =======


Basic Earnings Per Share:
Reported Income Per Share                              $  5.40       $   1.89     $  10.44      $ 6.42
    Change in Accounting Principle Per Share                 -              -         1.76           -
    Amortization Per Share                                   -            .50            -        1.00
                                                      ---------      --------     --------      ------
    Adjusted Income Per Share                          $  5.40       $   2.39     $  12.20      $ 7.42
                                                      =========      ========     ========      ======

Diluted Earnings Per Share:
    Reported Income Per Share                          $  5.31       $   1.85     $  10.25      $ 6.29
    Change in Accounting Principle Per Share                 -              -         1.73           -
    Amortization Per Share                                   -            .49            -         .98
                                                      ---------      --------     --------      ------
    Adjusted Income Per Share                          $  5.31       $   2.34     $  11.98      $ 7.27
                                                      =========      ========     ========      ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except per Share Data)

Note 12 - Segment Information

Information on Segments:
                                                   (Unaudited)
                                   ---------------------------------------------
                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                      2002      2001        2002       2001
                                   --------  --------     --------   ---------
Net Sales:
     Hunting/Shooting Sports       $   83.1  $   76.1     $  167.6   $  153.5
     All Other                         12.2      10.6         24.1       23.8
                                   --------  --------    ---------   ---------
          Consolidated Net Sales   $   95.3  $   86.7     $  191.7   $  177.3
                                   ========  ========    =========   =========
EBITDA:
     Hunting/Shooting Sports       $    9.9  $    9.6     $   20.8   $   21.7
     All Other                          3.3       1.8          6.9        4.2
                                   --------  --------     --------   ---------

          Consolidated EBITDA      $   13.2  $   11.4     $   27.7   $   25.9
                                   ========  ========     ========   =========



                                                    (Unaudited)
                                            --------------------------
                                             June 30,     December 31,
                                               2002           2001
                                            ----------    ------------

Assets:
     Hunting/Shooting Sports                $   247.7     $    194.5
     All Other                                  125.6          137.6
                                            ----------    ------------
          Consolidated Assets               $   373.3     $    332.1
                                            ==========    ============




     Reconciliation of EBITDA to Profit Before Income Taxes and Change in Accounting Principle:

                                                            (Unaudited)
                                             ------------------------------------------
                                             Three Months Ended      Six Months Ended
                                                  June 30,                June 30,
                                               2002        2001       2002       2001
                                             -------     -------     -------    -------
Consolidated EBITDA                          $  13.2     $  11.4     $  27.7    $  25.9

Less: Interest Expense (1)                       3.2         4.2         6.2        8.3
      Depreciation and Amortization (2)          2.5         4.3         5.1        8.6
      Other Non-cash Charges                     0.4         0.2         0.5        0.5
      Nonrecurring and Restructuring Items         -         0.2           -        0.2
                                             -------     -------     -------    -------
                                                 6.1         8.9        11.8       17.6
                                             -------     -------     -------    -------

 Consolidated Profit Before Income Taxes and
        Change in Accounting Principle       $   7.1     $   2.5     $  15.9    $   8.3
                                             =======     =======     =======    =======


(1) Includes amortization of deferred financing costs of $0.5 for the three-month periods and $0.9 for the year-to-date periods ended June 30, 2002 and 2001, respectively.

(2) The three-month and year-to-date periods ended June 30, 2001 includes amortization of intangibles of $0.6 and $1.2, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except per Share Data)

Note 13 - Financial Position and Results of Operations of Holding and Remington

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


                       RACI HOLDING, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
                                  June 30, 2002
                                   (Unaudited)

                                       Combined
                                        Guarantor                                                    RACI Holding, Inc
ASSETS                                Subsidiaries      Remington        Holding     Eliminations     and Subsidiaries
------                                ------------      ---------       --------     ------------     ----------------
Current Assets                          $   90.0        $  119.8        $     -        $     -           $  209.8
Receivable from Remington, Net              86.7              -              8.3           95.0                -
Noncurrent Assets                           45.1           310.0           111.8          303.4             163.5
                                        --------        --------        --------       --------         ---------
    Total Assets                        $  221.8        $  429.8        $  120.1       $  398.4          $  373.3
                                        ========        ========        ========       ========          ========


LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
------------------------
Current Liabilities                     $   30.2        $   43.1        $     -        $     -           $   73.3
Payable to RACI Holding, Inc, Net             -              8.3              -             8.3                -
Payable to RBC Holding, Inc., Net             -              0.7              -             0.7
Payable to RA Brands, L.L.C., Net             -             52.5              -            52.5                -
Payable to RA Factors, Inc., Net              -             33.5              -            33.5                -
Noncurrent Liabilities                        -            179.9              -              -              179.9
Redeemable Shares                             -               -              6.3             -                6.3
Shareholders' Equity                       191.6           111.8           113.8          303.4             113.8
                                        --------        --------        --------       --------          --------
    Total Liabilities, Redeemable
    Shares and Shareholders' Equity     $  221.8        $  429.8        $  120.1       $  398.4          $  373.3
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
                                        ========        ========        ========       ========          ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except per Share Data)

                       RACI HOLDING, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Combined
QUARTER ENDED                       Guarantor                                                RACI Holding, Inc
JUNE 30, 2002                      Subsidiaries      Remington    Holding    Eliminations     and Subsidiaries
--------------------------         ------------      ---------    -------    ------------     ----------------
Sales                                $   -            $  95.3      $  -         $   -            $  95.3
Gross Profit                             -               29.4         -             -               29.4
Royalty Income (Expense)                5.7              (5.7)        -             -                 -
Factoring Income (Expense)              3.3              (3.3)        -             -                 -
Income from Equity Investees             -                6.2        4.3          10.5                -
Net Income                              6.2               4.3        4.3          10.5               4.3



                                    Combined
QUARTER ENDED                       Guarantor                                                RACI Holding, Inc
JUNE 30, 2001                      Subsidiaries      Remington    Holding    Eliminations     and Subsidiaries
--------------------------         ------------      ---------    -------    ------------     ----------------
Sales                                $   -            $  86.7      $  -         $   -            $  86.7
Gross Profit                             -               23.8         -             -               23.8
Royalty Income (Expense)                6.5              (6.5)        -             -                 -
Factoring Income (Expense)              2.9              (2.9)        -             -                 -
Income from Equity Investees             -                6.4        1.5           7.9                -
Net Income                              6.4               1.5        1.5           7.9               1.5


                                     Combined
SIX MONTHS ENDED                     Guarantor                                                RACI Holding, Inc
JUNE 30, 2002                      Subsidiaries      Remington    Holding    Eliminations     and Subsidiaries
--------------------------         ------------      ---------    -------    ------------     ----------------
Sales                                $   -            $ 191.7      $  -         $   -            $ 191.7
Gross Profit                             -               59.0         -             -               59.0
Royalty Income (Expense)               11.5             (11.5)        -             -                 -
Factoring Income (Expense)              6.5              (6.5)        -             -                 -
Income from Equity Investees             -               12.0        8.3          20.3                -
Net Income                             12.0               8.3        8.3          20.3               8.3



                                    Combined
SIX MONTHS ENDED                     Guarantor                                                RACI Holding, Inc
JUNE 30, 2001                      Subsidiaries      Remington    Holding    Eliminations     and Subsidiaries
--------------------------         ------------      ---------    -------    ------------     ----------------
Sales                                $   -            $ 177.3      $  -         $   -            $ 177.3
Gross Profit                             -               53.5         -             -               53.5
Royalty Income (Expense)               13.3             (13.3)        -             -                 -
Factoring Income (Expense)              6.1              (6.1)        -             -                 -
Income from Equity Investees             -               13.1        5.1          18.2                -
Net Income                             13.1               5.1        5.1          18.2               5.1


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except per Share Data)


                       RACI HOLDING, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          Year- to-Date -June 30, 2002


                                                      Combined
                                                      Guarantor                                          RACI Holding, Inc
                                                    Subsidiaries   Remington    Holding   Eliminations   and Subsidiaries
                                                    ------------   ---------    -------   ------------   ----------------
Operating Activities
     Net Cash Used in Operating Activities             $ (0.1)     $ (34.6)     $ (0.4)     $   -            $  (35.1)


Investing Activities
  Capital Expenditures                                     -          (2.4)         -           -                (2.4)
                                                       ------      -------      ------      -----            --------
     Net Cash Used in Investing Activities                 -          (2.4)         -           -                (2.4)

Financing Activities
  Net Borrowings under Revolving Credit Facility           -          23.6          -           -                23.6
  Decrease in Book Overdraft                               -          (1.8)         -           -                (1.8)
  Principal Payments on Long-Term Debt                     -          (0.4)         -           -                (0.4)
  Net Borrowings on Short-Term Debt                        -           2.6          -           -                 2.6
  Purchase of Treasury Stock                               -            -         (0.1)         -                (0.1)
  Proceeds from Issuance Common Stock
     and Redeemable Stock                                  -            -          0.4          -                 0.4
                                                       ------      -------      ------      -----            --------
     Net Cash Used in Financing Activities                 -          24.0         0.3          -                24.3


Decrease in Cash and Cash Equivalents                    (0.1)       (13.0)       (0.1)         -               (13.2)
Cash and Cash Equivalents at Beginning of Period          0.1         13.3         0.1          -                13.5
                                                       ------      -------      ------      -----            --------
Cash and Cash Equivalents at End of Period             $   -       $   0.3      $   -       $   -            $    0.3
                                                       ======      =======      ======      =====            ========


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except per Share Data)



                       RACI HOLDING, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                           Year-to-Date -June 30, 2001


                                                        Combined                                           RACI Holding,
                                                       Guarantor                                              Inc
                                                     Subsidiaries   Remington    Holding  Eliminations  and Subsidiaries
                                                     ------------   ---------    -------  ------------  ----------------
Operating Activities
     Net Cash Used in Operating Activities              $ 0.3        $ (36.6)    $   -       $  -           $ (36.3)

Investing Activities
  Capital Expenditures                                     -            (1.8)        -          -              (1.8)
                                                       -------       -------     ------      ------         -------
     Net Cash Used in Investing Activities                 -            (1.8)        -          -              (1.8)

Financing Activities
  Net Borrowings under Revolving Credit Facility           -            34.5         -          -              34.5
  Increase in Book Overdraft                               -             5.0         -          -               5.0
  Principal Payments on Long-Term Debt                     -            (0.7)        -          -              (0.7)
  Net Payments on Short-Term Debt                          -            (0.8)        -          -              (0.8)
                                                       -------       -------     ------      ------         -------
     Net Cash Provided in Financing Activities             -            38.0         -          -              38.0


Decrease in Cash and Cash Equivalents                     0.3           (0.4)        -          -              (0.1)
Cash and Cash Equivalents at Beginning of Period           -             2.7         -          -               2.7
                                                       -------       -------     ------      ------         -------
Cash and Cash Equivalents at End of Period              $ 0.3            2.3         -          -               2.6
                                                       =======       =======     ======      ======         =======




Note 14 - Commitments and Contingencies

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

     One of the cases pending during the second quarter for which Remington bore financial responsibility involved the accidental fatal shooting in October 2000 of a nine-year-old boy, Gus Barber, with a Remington Model 700 bolt-action rifle being unloaded by his mother after a hunting trip in Montana. This tragedy was the focus of repeated local and national media attention, and the subject of a lawsuit filed in December 2001, in federal district court in Montana naming Remington and the Sellers as defendants. The lawsuit was resolved in May 2002 and was formally dismissed in July 2002. Like many Remington bolt-action centerfire firearms made before 1982, the Barber rifle was manufactured with a feature known as a `bolt-lock,' which requires the manual safety to be moved to the `fire' position to begin the process of unloading the rifle. Partly in response to this accident, in early March 2002, the Company initiated a nationwide product safety program under which the Company will clean, inspect and modify such centerfire firearms to remove the bolt-lock feature for $20. Participating customers will receive a transferable $20 rebate coupon on the purchase of specified Remington safety products. Approximately 2.5 million guns manufactured before 1982 may be eligible for this offer. The Company is unable to estimate the ultimate cost of this modification program, due to various uncertainties, including the number of customers who choose to participate in the program and the condition of their firearms. However, based in part on the length of time since these products were manufactured and the number of firearms submitted to date, the Company does not believe that the ultimate cost of the safety program will have a material adverse impact on financial condition or liquidity, but there can be no assurance of such an outcome.


Note 15 - Statements of Financial Accounting Standards Not Yet Adopted

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. In rescinding SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. Management is currently evaluating the effects of this statement.

     In June 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management is currently evaluating the effects of this statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes of Holding its subsidiary, Remington and Remington's wholly owned subsidiaries Remington International, Ltd., RA Brands, L.L.C., RBC Holdings, Inc. and RA Factors Inc. as of and for the quarter ended June 30, 2002, and with the Company's audited consolidated financial statements as of and for the year ended December 31, 2001, on file with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ended December 31, 2002, in part due to the seasonality of the Company's business.

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

     The Company believes that the market for hunting/shooting sports products is stable and mature. In light of modest sales growth opportunities and the Company's working capital seasonality, the Company continues to focus on improving profitability through increased efficiency and cost containment. In recent years, the Company has undertaken a number of working capital management and cost containment initiatives, strengthened the management team and invested capital to continue improvement in operating efficiencies at its manufacturing facilities. The Company's management team will continue to review all aspects of the Company's operations with a view towards controlling costs in response to competitive pressures. The Company is also focused on maintaining its preeminent market position through increased brand awareness, ongoing product innovation and the introduction of new products.

     The United Mine Workers of America ("UMWA") represent hourly employees at the Company's plant in Ilion, New York and the five-year collective bargaining agreement with UMWA expires in September 2002. The Company has just started the negotiation process with UMWA. Delay in renewing or inability to renew this agreement could have a material adverse effect on the Company. There have been no significant interruptions or curtailments of operations due to labor disputes since prior to 1968 and the Company believes that relations with its employees are satisfactory.

Results of Operations for the Three and Six Month Periods Ended June 30, 2002 as Compared to the Three and Six Month Periods Ended June 30, 2001

     Sales. Consolidated sales for the quarter ended June 30, 2002 increased $8.6 million or 9.9% from the quarter ended June 30, 2001 and consolidated sales for the first six months of the year increased $14.4 million or 8.1% from the same period in 2001. The following tables compare sales by segment for each of the periods ended June 30:

                                           Three Months Ended June 30,
                                     --------------------------------------
                                              Percent              Percent
                                       2002   of Total     2001    of Total
                                     -------  --------   -------   --------
Net Sales
  Hunting/Shooting Sports            $  83.1       87%   $  76.1        88%
  All Other                             12.2       13%      10.6        12%
                                     -------  --------   -------   --------
     Consolidated Net Sales          $  95.3      100%   $  86.7       100%
                                     =======  ========   =======   ========

                                          Six Months Ended June 30,
                                     --------------------------------------
                                              Percent              Percent
                                       2002   of Total     2001    of Total
                                     -------  --------   -------   --------
Net Sales
  Hunting/Shooting Sports            $ 167.6       87%   $ 153.5        87%
  All Other                             24.1       13%      23.8        13%
                                     -------  --------   -------   --------
     Consolidated Net Sales          $ 191.7      100%   $ 177.3       100%
                                     =======  ========   =======   ========

     Hunting/Shooting Sports sales increased $7.0 million or 9.2% in the second quarter of 2002 as compared to the same period in 2001. Hunting/Shooting Sports sales for the first six months of 2002 increased $14.1million or 9.2% from the same period in 2001.

     Firearm sales of $48.6 million for the quarter ended June 30, 2002 increased $1.7 million or 3.6% from the quarter ended June 30, 2001 as a result of increased sales volumes of shotguns and rimfire rifles combined with higher pricing in the centerfire rifle line. Year-to-date sales of $100.5 million increased $3.7 million or 3.8% from the same year-to-date period in 2001, primarily as a result of increased sales volumes of centerfire rifles, mainly the Model 700, the Model 710 and M-24's combined with higher pricing in the centerfire rifle product lines.

     Ammunition sales of $34.5 million for the quarter ended June 30, 2002 increased $5.3 million or 18.2% from the same quarter in 2001 and year-to-date ammunition sales were $67.1 million, an increase of $10.4 million, or 18.3%, from the same period in 2001, primarily attributable to higher sales volumes in all ammunition product categories, and in particular the new product Hevi Shot and centerfire rifle ammunition.

     The increase in sales in the Hunting/Shooting Sports segment for the first and second quarters of 2002 can be attributed in part to the lower shipments that were experienced in the first and second quarters of 2001. The lower level of shipments in the first two quarters of 2001 was due in part to a decrease in demand for Hunting/Shooting Sports products in such period, which management believes was caused by a number of factors relating to the economic slowdown in 2001. Although the Company experienced a decrease in demand that coincided with the economic downturn that began in the fourth quarter of 2000 and continued through all of 2001, the Company did experience an increased demand for its Hunting/Shooting sports products in the fourth quarter of 2001, which has continued into the first and second quarters of 2002. Management believes that this increase in demand is attributable, at least in part, to the impact on consumers and government agencies resulting from the terrorist attacks on New York and Washington on September 11, 2001. Because the longer-term effects of such events are inherently unpredictable, management cannot determine with certainty the impact of these events on future demand. Management believes that the demand for Hunting/Shooting sports products depends on a number of factors, including the general state of the economy, and the Company can give no assurance that the recent increase in sales will continue.

     Sales of all other products, including fishline, accessories, targets and powder metal products increased in the second quarter 2002 from the same period 2001 by $1.6 million or 15.1%, primarily attributable to an increase in sales of accessory products, mainly gun safes, gun parts and target products. Year-to-date sales were $0.3 million, or 1.3% higher than the comparable period in 2001, primarily as a result of increased sales of gun safes, gun parts, and targets, offset in part by lower demand for certain fishline products.

     Cost of Goods Sold. Cost of goods sold for the second quarter of 2002 increased $3.0 million, or 4.8%, from the second quarter of 2001. For the first six months of 2002, cost of goods sold increased $8.9 million, or 7.2%, from the same period in 2001. The increase in both the quarter and year-to-date periods was principally due to increased sales volumes in both the Hunting/Shooting Sports and All Other segments. As a percentage of sales, cost of goods sold for the second quarter of 2002 decreased to 69.2% from 72.5% and for the first six months of 2002 cost of goods sold decreased to 69.2% from 69.8% due primarily to higher overall volumes of higher margin product in both firearms and ammunition combined with an improvement in manufacturing costs associated with higher production levels at the ammunition facility and lower depreciation expense, slightly offset by higher retiree benefit costs and warranty expense at the Ilion facility.

     Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense. Operating expenses for the second quarter of 2002 were $19.1 million, an increase of $2.0 million, or 11.7%, from the second quarter of 2001. Year-to-date operating expenses for 2002 of $36.9 million, were equal to prior year.

     Selling, general and administrative expenses for the second quarter of 2002 were $17.3 million, an increase of $2.3 million, or 15.3%, from the second quarter of 2001. Year-to-date selling, general and administrative expenses were $33.5 million, a $1.0 million or a 3.1% increase from the same year-to-date period in 2001. The increase from the prior year periods for the quarter and year-to-date was primarily attributable to increases in variable administrative expense and insurance premiums offset by a reduction in distribution and bad debt expense combined with an increase in licensing income.

     Other expense for the quarter and year to date periods ended June 30, 2002 decreased $0.5 million or 71.0% and $1.1 million or 73.0% from the same periods in 2001, respectively. The decrease was due to the elimination in 2002 of the amortization of intangibles under SFAS No. 142.

     Interest Expense. Interest expense for the quarter ended June 30, 2002 was $3.2 million, a decrease of $1.0 million, or 23.8%, from the second quarter of 2001 and year-to-date interest expense was $6.2 million, a decrease of $2.1 million, or 25.3% from the same period in 2001. The decrease in expense from 2002 to 2001 for both the quarter and year-to-date period resulted from a decrease in interest rates combined with a decrease in average outstanding debt under the Company's revolving credit facility.

Liquidity and Capital Resources

The following represents the contractual and other commercial commitments of the
Company:

                             Payments Due by Period
                             ----------------------

                                                 Total
                                                Amounts     Less Than 1     1-3          4-5         Over 5
  Contractual Obligations                      Committed        Year       Years        Years         Years
  -----------------------                      ---------    -----------   -------      -------       -------
   9.5% Senior Subordinated Notes
      Due 2003                                  $  86.9         $   -     $  86.9      $    -        $    -
   Revolving Credit Facility                       48.6             -        48.6           -             -
   Capital Lease Obligations                        2.0           1.0         1.0           -             -
   Operating Leases                                12.4           2.6         6.1         1.7           2.0
   Other Long-term Obligations                     10.8           8.1         2.7           -             -
                                              ---------     ---------     -------      -------       -------
               Total Contractual Cash
                 Obligations                   $  160.7       $  11.7     $ 145.3      $  1.7        $  2.0

  Other Commercial Commitments
      Standby Letters of Credit                     5.1           5.1           -           -             -
                                              ---------     ---------    --------      -------       -------
          Total Commercial Commitments           $  5.1        $  5.1       $   -      $    -        $    -


     Liquidity. As of June 30, 2002, the Company had outstanding $137.5 million of indebtedness, consisting of approximately $86.9 million (face amount) of the Company's 9.5% Senior Subordinated Notes due 2003, and $48.6 million in revolving credit borrowings under the Company's Credit Agreement and $2.0 million in capital lease obligations. As of June 30, 2002, the Company also had aggregate letters of credit outstanding of $5.1 million and $116.3 million was available for borrowing under the Company's revolving credit facility. The Company also paid a cash dividend of $15.1 and special payment of $1.7 on August 2, 2002, which was funded through the Revolving Credit Facility.

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

     The obligations under the Credit Agreement are guaranteed by Holding and are secured by a pledge of the Company's capital stock and by pledges of and security interests in substantially all the Company's property and assets including the Company's ownership interests in its subsidiaries RA Brands, L.L.C., RBC Holdings, Inc. and RA Factors, Inc. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. The failure to comply with such affirmative and negative covenants (including financial covenants), or any other default under the Credit Agreement, could result in the acceleration of the Company's obligations under the Credit Agreement. As of June 30, 2002, the Company was in compliance in all-material respects with the financial covenants under the Credit Agreement, as amended on December 6, 2001.

     Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum ("ABR Loans"), or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). Each quarter the interest rate margin will be subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility and can be reduced up to 0.125% based upon the same financial performance measures. On May 15, 2002, the interest rate margin was reduced 0.25%, as a result of the consolidated leverage ratio and the commitment fees remained unchanged. The occurrence of certain changes in control is an event of default under the Credit Agreement.

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

     Cash Flows. Net cash used in operating activities was $35.1 million and $36.5 million for the six month periods ended June 30, 2002 and 2001, respectively. The decrease in cash used in operating activities resulted primarily from an increase in earnings and non-cash add-backs offset by an increase in working capital components. Accounts receivable increased $40.8 million from December 31, 2001 to $86.3 million primarily as a result of approximately $50.5 million of firearms and ammunition sales on extended terms. Some of these terms provide cash discount incentives and require payment by August, October, November and December 2002. Inventories increased $17.4 million from December 31, 2001 to $101.4 million as a result of the seasonality of the business. See "--Seasonality." Accounts payable increased $7.6 million from December 31, 2001 to $28.8 million as a result of the Company's increased spending due to higher production levels. Net cash used in investing activities in the first six months of 2002 and 2001 were $2.4 million and $1.8 million, respectively, consisting primarily of capital expenditures for replacement equipment and maintaining existing facilities. Net cash provided by financing activities during the first six months of 2002 and 2001 was $24.3 million and $38.2 million, respectively. The decrease in cash provided by financing activities primarily resulted from a decrease in borrowings under the Revolving Credit Facility in 2002, due to a higher amount of cash on hand at the beginning of 2002.

     Working Capital. Working capital increased to $136.5 million at June 30, 2002 from $96.6 million at December 31, 2001, primarily resulting from anticipated increases in accounts receivable and inventory offset by an increase in accounts payable. See "-Cash Flows." The seasonality of the Company's business generally causes accounts receivables and inventory to be higher in the first three quarters of the year. See "-Seasonality."

     Capital Expenditures. Capital expenditures for the six months ended June 30, 2002 were $2.4 million, principally for replacement equipment and maintenance of existing facilities. The Company expects capital expenditures for 2002 to be approximately $9.8 million.

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

Statements of Financial Accounting Standards Not Yet Adopted

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. In rescinding SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. Management is currently evaluating the effects of this statement.

     In June 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management is currently evaluating the effects of this statement.


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

Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation: (i) the statement in "Business Trends and Initiatives" that the Company's management will continue to review the Company's operations with a view towards controlling costs in response to competitive pressures; (ii) the statements in "-Liquidity and Capital Resources - Liquidity" concerning the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the New Revolving Credit Facility; (iii) the statement in "Liquidity and Capital Resources - Capital Expenditures" that the Company expects capital expenditures for 2002 to be approximately $9.8 million; (iv) the Company's statements in "Quantitative and Qualitative Disclosures About Market Risk" concerning the Company's belief that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company and that it does not have a material exposure to fluctuations in foreign currencies; (v) the statements in "Legal Proceedings" concerning the Company's belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company; (vi) the statements in "Legal Proceedings" concerning the Company's belief that the ultimate cost of the safety program for `bolt-action' rifles will not have a material adverse impact on financial condition or liquidity, and (vii) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of June 30, 2002. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company's products. At June 30, 2002, the market value of the Company's outstanding contracts relating to firm commitments and anticipated purchases up to fifteen months from the respective balance sheet date was $0.6 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Pursuant to the Purchase Agreement, the Sellers retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products, (2) all product liability cases and claims involving products that had not been
discontinued  as  of  the  Acquisition   ("extant  products")  and  relating  to
occurrences that took place prior to the Acquisition and (3) certain environmental liabilities based on conditions existing at the time of the Acquisition. These indemnification obligations of the Sellers are not subject to any survival period limitation. The Company has no current information on the extent, if any, to which the Sellers have insured these indemnification obligations. Except for certain cases and claims relating to shotguns manufactured prior to 1995 and involved in occurrences arising prior to December 1999, and except for all cases and claims relating to products discontinued prior to the Acquisition, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Acquisition.

     As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of June 30, 2002, approximately 13 individual bodily injury cases and claims were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the pending individual cases and claims, approximately one involves matters for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 12 pending cases involve post-Acquisition occurrences for which the Company bears responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of approximately one of these cases involving certain shotguns, as described below.

     One of the cases pending during the second quarter for which Remington bore financial responsibility involved the accidental fatal shooting in October 2000 of a nine-year-old boy, Gus Barber, with a Remington Model 700 bolt-action rifle being unloaded by his mother after a hunting trip in Montana. This tragedy was the focus of repeated local and national media attention, and the subject of a lawsuit filed in December 2001, in federal district court in Montana naming Remington and the Sellers as defendants. The lawsuit was resolved in May 2002 and was formally dismissed in July 2002. Like many Remington bolt-action centerfire firearms made before 1982, the Barber rifle was manufactured with a feature known as a `bolt-lock,' which requires the manual safety to be moved to the `fire' position to begin the process of unloading the rifle. Partly in response to this accident, in early March 2002, the Company initiated a nationwide product safety program under which the Company will clean, inspect and modify such centerfire firearms to remove the bolt-lock feature for $20. Participating customers will receive a transferable $20 rebate coupon on the purchase of specified Remington safety products. Approximately 2.5 million guns manufactured before 1982 may be eligible for this offer. The Company is unable to estimate the ultimate cost of this modification program, due to various uncertainties, including the number of customers who choose to participate in the program and the condition of their firearms. However, based in part on the length of time since these products were manufactured and the number of firearms submitted to date, the Company does not believe that the ultimate cost of the safety program will have a material adverse impact on financial condition or liquidity, but there can be no assurance of such an outcome.

     In addition to these individual cases, as a manufacturer of shotguns and rifles, Remington has been named in only three of the approximately 30 actions brought by certain municipalities, primarily against manufacturers and sellers of handguns: (i) City of - Boston, et al. v. Smith & Wesson, et al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct.. E.D.
Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.). As a general matter, these lawsuits claim that the distribution practices of defendant firearms manufacturers allegedly permitted their products to enter a secondary market, from which guns can be obtained by unauthorized users; that defendants fail to include adequate safety devices in their firearms to prevent unauthorized use and accidental misuse; and that defendants' conduct has create a public nuisance. Plaintiffs generally seek injunctive relief and money damages (consisting of the cost of providing certain city services and lost tax and other revenues), and in some cases, punitive damages, as well.

     City of Boston, first filed in 1999, was voluntarily dismissed without prejudice as to all defendants by the plaintiffs on March 27, 2002.

     In City of St. Louis a First Amended Complaint naming Remington was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the United States District Court for the Eastern District of Missouri by third-party defendant, Denel (Pty) Ltd., a firearms manufacturer majority-owned by the Republic of South Africa. Removal was made pursuant to Title 28, section 1330, of the United States Code, as an action involving a foreign state. On September 25, 2001, the federal court remanded the case to state court, (where motions to dismiss are pending). On March 1, 2002, the St. Louis City court granted the defendants' motion to transfer venue to the Circuit Court for St. Louis County. Plaintiffs' challenge to that ruling was rejected, and defendants are proceeding with a motion to dismiss in this new venue.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 1, 2002, the stockholders of Holding, at their annual meeting, unanimously re-elected in its entirety the board of directors of Holding. On that same day, the stockholders of Remington, at its annual meeting, unanimously re-elected in its entirety the board of directors of Remington. The stockholders of each company also unanimously appointed PricewaterhouseCoopers LLP as the independent public accountants of each company for, the fiscal year ending December 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     99.1          Reconciliation of Income from Operations to EBITDA.


(b) Reports on Form 8-K

    During the quarter ended June 30, 2002, the Company filed no reports on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          RACI HOLDING, INC.


                                   /s/Mark A. Little
                          ------------------------------------------------------
                                      Mark A. Little
                          Executive Vice President, Chief Financial
                          Officer and Chief Administrative Officer
                          (Principal Financial Officer)






August 13, 2002

                                INDEX TO EXHIBITS



Exhibit No.             Description

   99.1                 Reconciliation of Income from Operations to EBITDA.