Form 10-Q
period 2002-09-30
RACI HOLDING INC
filed 2002-11-12
CIK 917676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         Yes  [  ]                  No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $.01 per share,
outstanding at November 12, 2002                                 765,050 shares

Class B Common Stock, par value $.01 per share,
outstanding at November 12, 2002                                       0 shares

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       RACI HOLDING, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in Millions, Except Per Share Data)

                                                        Unaudited
                                             -------------------------------
                                              September 30,    December 31,
                                                  2002             2001
                                              -------------    ------------
ASSETS
Current Assets
Cash and Cash Equivalents                        $    0.7        $   13.5
Accounts Receivable Trade - net                      85.9            45.5
Inventories                                          88.4            84.0
Supplies                                              5.6             6.0
Prepaid Expenses and Other Current Assets             4.3             2.0
Deferred Income Taxes                                10.6            11.8
                                                 --------        --------
  Total Current Assets                              195.5           162.8

Property, Plant and Equipment - net                  77.7            81.0
Intangibles (Goodwill, Trademarks and
   Debt Issuance Costs) - net                        76.1            79.9
Deferred Income Taxes                                 --              1.0
Other Noncurrent Assets                               7.6             7.4
                                                 --------        --------
TOTAL ASSETS                                     $  356.9        $  332.1
                                                 ========        ========

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                 $   25.9        $   21.2
Book Overdraft                                        1.8             7.8
Short-Term Debt                                       1.1              --
Current Portion of Long-Term Debt                    43.9             1.1
Product and Environmental Liabilities                 2.2             2.2
Income Taxes                                          1.2             1.9
Other Accrued Liabilities                            39.6            32.0
                                                 --------        --------
    Total Current Liabilities                       115.7            66.2

Long-Term Debt                                       87.8           113.2
Retiree Benefits                                     34.2            32.8
Product and Environmental Liabilities                 6.7             8.3
Other Long-Term Liabilities                           0.5             0.2
                                                 --------        --------
  Total Liabilities                                 244.9           220.7

Redeemable Deferred Shares of Class A Common
Stock, par value $.01; 24,191 issued
September 30, 2002 December 31, 2001                  5.0             5.0

Redeemable Shares of Class A Common Stock,
par value $.01; 6,789 issued at
September 30, 2002, net of 328 treasury shares
and 6,198 issued, net of 28 treasury shares
at December 31, 2001                                  1.3             1.2

Commitments and Contingencies

Shareholders' Equity
Class A Common Stock, par value $.01;  1,250,000
shares authorized, 765,050 and 763,050 issued and
outstanding at September 30, 2002 and
December 31, 2001, respectively                        --              --
Class B Common Stock, par value $.01; 1,250,000
shares authorized, none issued and outstanding         --              --
Paid in Capital                                      76.8            76.6
Accumulated Other Comprehensive Loss                 (0.4)           (0.2)
Retained Earnings                                    29.3            28.8
                                                 --------        --------
  Total Shareholders' Equity                        105.7           105.2
                                                 --------        --------
TOTAL LIABILITIES, REDEEMABLE SHARES AND
   SHAREHOLDERS' EQUITY                          $  356.9        $  332.1
                                                 ========        ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Dollars in Millions, Except Per Share Data)



                                                         Unaudited
                                           -------------------------------------
                                             Quarter Ended        Year-to-Date
                                              September 30,       September 30,
                                           ----------------    -----------------
                                            2002      2001       2002     2001
                                           -------  -------    -------  -------

Sales  (1)                                 $ 122.5  $ 114.1    $ 314.2  $ 291.4

Cost of Goods Sold                            86.2     83.5      218.9    207.3
                                           -------  -------    -------  -------
      Gross Profit                            36.3     30.6       95.3     84.1

Selling, General and
 Administrative Expenses                      17.7     17.5       51.2     50.0

Research and Development Expenses              1.5      1.4        4.5      4.3

Other Expense                                  1.9      0.7        2.3      2.2
                                           -------  -------    -------  -------
     Operating Profit                         15.2     11.0       37.3     27.6

Interest Expense                               3.2      3.9        9.4     12.2
                                           -------  -------    -------  -------

     Profit Before Income Taxes and
        Change in Accounting Principle        12.0      7.1       27.9     15.4

Provision for Income Taxes                     4.7      2.7       10.9      5.9
                                           -------  -------    -------  -------

     Net Income before Effect of
       Change in Accounting Principle          7.3      4.4       17.0      9.5
                                           -------  -------    -------  -------

Loss from Cumulative Effect of Change in
 Accounting Principle, Net of $1.0
 Tax Benefit                                    --       --       (1.4)      --
                                           -------  -------    -------  -------

     Net Income                            $   7.3  $   4.4    $  15.6  $   9.5
                                           =======  =======    =======  =======

Earnings Per Share:
Basic:
     Income before effect of net
       change in Accounting Principle $ 9.17 $ 5.54 $ 21.37 $ 11.96 Loss from effect of net change
       in Accounting Principle                  --       --      (1.76)      --
                                           -------  -------    -------  -------
  Net Income                               $  9.17  $  5.54    $ 19.61  $ 11.96
                                           =======  =======    =======  =======

Diluted:
     Income before effect of net
       change in Accounting Principle $ 9.01 $ 5.44 $ 20.99 $ 11.72 Loss from effect of net change
       in Accounting Principle                  --       --      (1.73)      --
                                           -------  -------    -------  -------
  Net Income                               $  9.01  $  5.44    $ 19.26  $ 11.72
                                           =======  =======    =======  =======

Dividend per Common and Redeemable Share   $ 19.54  $    --    $ 19.54  $    --
                                           =======  =======    =======  =======


(1) Sales are presented net of Federal Excise Taxes of $11.3 and $10.3 for the quarters and $26.7 and $24.8 for the year-to-date periods ended September 30, 2002 and 2001, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RACI HOLDING, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in Millions)



                                                               Unaudited
                                                     ---------------------------
                                                      Year-To-Date September 30,
                                                     ---------------------------
                                                          2002             2001
                                                        --------        --------

Operating Activities

 Net Cash used in Operating Activities                  $  (6.0)        $  (7.6)
                                                        --------        --------

Investing Activities

 Capital Expenditures                                      (4.5)           (2.8)
                                                        --------        --------

Net Cash used in Investing Activities                      (4.5)           (2.8)
                                                        --------        --------


Financing Activities

 Net Borrowings under Revolving Credit Facility            18.0            10.2
 Cash Dividends Paid                                      (15.1)             --
 (Decrease) Increase Book Overdraft                        (6.0)            4.5
 Principal Payments on Long-Term Debt                      (0.6)           (1.0)
 Net Borrowings (Payments) on Short-Term Debt               1.1            (1.2)
 Purchase of Treasury Stock                                (0.1)             --
 Proceeds from Issuance of Common Stock
  and Redeemable Common Stock                               0.4             0.2
                                                        --------        --------

Net Cash (used in) provided by Financing Activities        (2.3)           12.7
                                                        --------        --------

Decrease in Cash and Cash Equivalents                     (12.8)            2.3
Cash and Cash Equivalents at Beginning of Period           13.5             2.7
                                                        --------        --------
Cash and Cash Equivalents at End of Period              $   0.7         $   5.0
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

                                                        Accumulated
                                                            Other                    Total
                                               Paid-in  Comprehensive  Retained   Shareholders'
                                               Capital     Income      Earnings      Equity
                                               -------  -------------  --------   -------------

BALANCE, DECEMBER 31, 2001                     $  76.6  $    (0.2)     $   28.8    $   105.2
                                               -------  -------------  --------   -------------

Comprehensive Net Income (Loss):
  Net Income                                        --         --          15.6         15.6
  Other comprehensive loss:
    Net derivative losses,
      net of tax effect ($0.1)                      --       (0.4)           --         (0.4)
    Net derivative losses, reclassified
         as earnings                                --        0.2            --          0.2
                                               -------  -------------  --------   -------------
Total Other Comprehensive Net Income (Loss)         --       (0.2)         15.6         15.4
                                               -------  -------------  --------   -------------

Cash Dividends Paid                                 --         --         (15.1)       (15.1)
Issuance of 2,000 shares of Common Stock           0.2         --            --          0.2
                                               -------  -------------  --------   -------------

BALANCE, SEPTEMBER 30, 2002                    $  76.8  $    (0.4)     $   29.3    $   105.7
                                               =======  =============  ========   =============


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

         The accompanying unaudited interim condensed consolidated financial statements of Holding have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 2 - INVENTORIES

Inventories consisted of the following at:
                                               (Unaudited)
                                               -----------
                                   September 30,          December 31,
                                       2002                   2001
                                   ------------           -----------


Raw Materials                        $    14.6              $    14.6
Semi-Finished Products                    24.5                   21.8
Finished Product                          49.3                   47.6
                                     ----------             ---------
     Total                           $    88.4              $    84.0
                                     ==========             =========

NOTE 3 - INTANGIBLES


Intangibles consisted of the following at:

                                                         (Unaudited)
                                                         -----------
                                             September 30,          December 31,
                                                 2002                   2001
                                             ------------           -----------


 Goodwill                                      $    26.8              $    28.1
 Trademarks (Not subject to Amortization)           47.4                   48.5
 Debt Issuance Costs, net                            1.9                    3.3
                                               ----------             ---------
      Total                                    $    76.1              $    79.9
                                               ==========             =========

NOTE 4 - LONG-TERM DEBT

 Long-term debt consisted of the following at:
                                                          (Unaudited)
                                                          -----------
                                             September 30,          December 31,
                                                  2002                  2001
                                            --------------         -------------

 Revolving Credit Facility                       $   43.0             $   25.0
 9.5% Senior Subordinated Notes due 2003             86.9                 86.9
 Capital Lease Obligations                            1.8                  2.4
                                                ----------           ---------
           Subtotal                              $  131.7             $  114.3
 Less: Current Portion                               43.9                  1.1
                                                ----------           ---------
           Total                                 $   87.8             $  113.2
                                                ==========           =========

         The Company's amended and restated credit agreement (the "Credit Agreement") dated April 28, 2000 provides for aggregate borrowings of $170.0 under a revolving credit facility (the "Revolving Credit Facility") through September 30, 2003. The balance of $43.0 outstanding on the revolving credit facility as of September 30, 2002 was reclassified from long-term debt to current portion of long term debt due to its maturity date being within a year of the balance sheet date. Additionally, the Company's 9.5% Senior Subordinated Notes due 2003 (the "Notes"), which have a current outstanding principal amount of $86.9, mature on December 1, 2003. Given the maturities of the Notes and the Credit Agreement, the Company is currently seeking refinancing options and will seek to refinance its Credit Agreement and the Notes prior to their respective maturities, although no assurance can be given in this regard. Such a refinancing could involve, among other possibilities, new senior secured debt, new debt securities or a combination thereof, and could increase the Company's debt levels. The terms of any new debt, including interest rates and other economic terms, as well as the financial, operating and other covenants, could differ significantly from the Company's existing financing arrangements. Failure to refinance either the Notes or the Credit Agreement would adversely impact the Company's liquidity and operations and could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

     Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum ("ABR Loans"), or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). Each quarter the interest rate margin is subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility and can be reduced up to 0.125% based upon the same financial performance measures. As a result of the Company's performance, on May 15, 2002, the interest rate margin was reduced 0.25% and the commitment fees remained unchanged. The Company's performance for the third quarter will result in the interest rate margin being reduced 0.25% effective as of the filing date of this Quarterly Report on Form 10-Q. Mandatory prepayments of borrowings may be required under the Credit Agreement upon the occurrence of certain changes in control.

NOTE 5 - EARNINGS PER SHARE

         The computations of the basic and diluted per share amounts for the Company's income before cumulative effect of change in accounting principle were determined as follows for the three months and nine months ended September 30:

                                                                       Unaudited
                                                        ------------------------------------------
                                                        Three Months Ended       Nine Months Ended
                                                            September 30,           September 30,
                                                        ------------------    --------------------
                                                         2002      2001           2002     2001
                                                         ----      ----           ----     ----

Net Income
      Net Income Before Change in
           Accounting Principle                         $  7.3    $  4.4         $ 17.0   $  9.5
      Loss from Change in Accounting Principle              --        --            1.4       --
      ----------------------------------------          -------   -------        ------   ------
      Net Income                                        $  7.3    $  4.4         $ 15.6   $  9.5
                                                        =======   =======        ======   ======

Weighted Average Common Shares Outstanding
      Basic                                             796,030   794,185       795,552   794,579
      Effect of Dilutive Options                         14,156    15,357        14,448    15,847
      --------------------------------------            -------   -------       -------   -------
      Diluted                                           810,186   809,542       810,000   810,426
                                                        =======   =======       =======   =======

Income Per Share
      Basic:
      Net Income Before Change in
           Accounting Principle                         $ 9.17    $ 5.54        $ 21.37   $ 11.96
      Loss from Change in Accounting Principle              --        --          (1.76)       --
      ----------------------------------------          ------    ------        -------   -------
      Net Income                                        $ 9.17    $ 5.54        $ 19.61   $ 11.96
      ========================================          ======    ======        =======   =======

      Diluted:
      Net Income Before Change in
           Accounting Principle                         $ 9.01    $ 5.44        $ 20.99   $ 11.72
      Loss from Change in Accounting Principle              --        --          (1.73)       --
      ----------------------------------------          ------    ------        -------   -------
      Net Income                                        $ 9.01    $ 5.44        $ 19.26   $ 11.72
      ========================================          ======    ======        =======   =======
      Options Outstanding at September 30,              65,727    69,387         65,727    69,387

         During the quarter ended September 30, 2002 and 2001, 30,212 and 35,822 outstanding options were excluded, respectively, from the calculation of diluted income per share, because the exercise prices for the options were greater than the fair market value of the common stock.

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

NOTE 7 - REDEEMABLE CLASS A COMMON STOCK

         Certain employees and key management of Holding who hold or have the right to receive (i.e.: deferred shares) Class A common stock may require Holding to repurchase, under certain conditions, (death, disability or retirement in each case as defined by the relevant plan document) all of such shares. This repurchase right terminates upon the consummation of an initial equity public offering of Holding's Class A common stock. In connection with the redemption feature described above, Holding has classified outside of permanent equity an amount representing the initial fair value of the redeemable shares. As of September 30, 2002, the redeemable value would be approximately $5.7, using a fair market value of $185 per share, as determined by an independent third party. These shares have not been marked to market since the events of redemption are considered remote.

         During the first quarter of 2002, 891 shares of Common Stock were purchased by management at a purchase price of $185 per share, and options to purchase 891 shares of Common Stock were granted to management at an exercise price of $185 per share under the RACI Holding, Inc. Stock Incentive Plan.

NOTE 8 - DIVIDENDS AND OTHER COMPENSATION

         On July 31, 2002 the Company declared a special dividend of $19.54 per share, in an aggregate amount of $15.1 million to all shareholders of record on that date. The Company also declared a special payment to holders of all stock options and deferred shares of $19.54 per share, in an aggregate amount $1.8 million on that date which was recorded as other expense. The special dividend and special payment were paid on August 2, 2002 with proceeds from borrowings under the Revolving Credit Facility.

NOTE 9 - STOCK REPURCHASES

         For the year-to-date period ended September 30, 2002, the Company repurchased 300 shares of redeemable common stock at a total of $0.1 million. All shares were repurchased at the fair market value of $185 per share, as determined by an independent valuation.

NOTE 10 - ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

          The Company purchases copper and lead futures and options contracts to hedge against price fluctuations of anticipated commodity purchases. The futures and options contracts limit the unfavorable effect that price increases will have on metal purchases, and the futures contracts likewise limit the favorable effect of price declines. At September 30, 2002, the fair value of the Company's outstanding derivative contracts relating to firm commitments and anticipated purchases (aggregate notional amount 28 million pounds of copper and lead) up to fifteen months from such date was $0.2 as determined by an independent third party, which is recorded in prepaid expenses and other current assets. A net loss of $0.2 on derivative instruments was reclassified to earnings and recorded in accumulated other comprehensive loss, during the quarter ended September 30, 2002.

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

The carrying amount of goodwill and trademarks attributable to each reporting segment and the adjustments are outlined in the following tables:

                                                (Unaudited)
                                -------------------------------------------
                                  December 31,   Impairment    September 30,
  Goodwill                            2001       Adjustments         2002
  -------------------------      ------------    -----------    -----------
  Hunting /Shooting Sports       $    18.0       $      --      $   18.0
  All Other                           10.1             1.3           8.8
                                 ------------    -----------    -----------
  Consolidated Goodwill          $    28.1        $    1.3      $   26.8
                                 ============    ===========    ===========

                                             (Unaudited)
                                -------------------------------------------
                                  December 31,   Impairment    September30,
  Trademarks                          2001       Adjustments         2002
  -------------------------      ------------    -----------    -----------
  Hunting /Shooting Sports       $    39.8       $      --      $   39.8
  All Other                            8.7             1.1           7.6
                                 ------------    -----------    -----------
  Consolidated Goodwill          $    48.5        $    1.1      $   47.4
                                 ============    ===========    ===========



         Actual results of operations for the three-month and nine-month periods ended September 30, 2002 and the pro-forma results of operations for the three-month and nine-month periods ended September 30, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 in the period, follow:

                                                                         (Unaudited)
                                                      ------------------------------------------------
                                                          Three Months Ended         Nine-Months Ended
                                                             September 30,             September 30,
                                                      -----------------------     --------------------
                                                         2002          2001         2002         2001
                                                      ---------      --------     -------      -------
Net Income                                             $   7.3       $   4.4       $ 15.6       $  9.5
Add:  Change in Accounting Principle                         -            -           1.4            -
             Amortization, Net of Tax                        -           0.4            -          1.1
                                                      ---------      --------     -------      -------
Adjusted Net Income                                    $   7.3       $   4.8       $ 17.0       $ 10.6
                                                      =========      ========     =======      =======


Basic Earnings Per Share:
Reported Income Per Share                              $  9.17       $   5.54     $  19.61      $11.96
    Change in Accounting Principle Per Share                 -              -         1.76           -
    Amortization Per Share                                   -            .50            -        1.38
                                                      ---------      --------     --------      ------
    Adjusted Income Per Share                          $  9.17       $   6.04     $  21.37      $13.34
                                                      =========      ========     ========      ======

Diluted Earnings Per Share:
    Reported Income Per Share                          $  9.01       $   5.44     $  19.26      $11.72
    Change in Accounting Principle Per Share                 -              -         1.73           -
    Amortization Per Share                                   -            .49            -        1.35
                                                      ---------      --------     --------      ------
    Adjusted Income Per Share                          $  9.01       $   5.93     $  20.99      $13.07
                                                      =========      ========     ========      ======

NOTE 12 - SEGMENT INFORMATION

Information on Segments:
                                                   (Unaudited)
                                   Three-Months Ended      Nine-Months Ended
                                      September 30,          September 30,
                                  -------------------    ---------------------
                                     2002      2001         2002       2001
                                  --------   -------     ---------   ---------
Net Sales:
     Hunting/Shooting Sports      $  111.9   $ 104.1     $   279.5   $   257.6
     All Other                        10.6      10.0          34.7        33.8
                                  --------   -------     ---------   ---------
          Consolidated Net Sales  $  122.5   $ 114.1     $   314.2   $   291.4
                                  ========   =======     =========   =========
EBITDA:
     Hunting/Shooting Sports      $   18.0   $  15.3     $    38.8    $   37.0
     All Other                         1.8       1.1           8.7         5.3
                                  --------   -------     ----------  ---------
          Consolidated EBITDA     $   19.8   $  16.4     $    47.5    $   42.3
                                  ========   =======     ==========  =========

                                                        (Unaudited)
                                              September 30,    December 31,
                                                  2002              2001
                                             -------------     -----------

Assets:
     Hunting/Shooting Sports                   $    236.2        $    194.5
     All Other                                      120.7             137.6
                                               ----------        ----------
          Consolidated Assets                  $    356.9        $    332.1
                                               ==========        ==========

Reconciliation  of EBITDA to Profit Before Income Taxes and Change in Accounting
Principle:

                                                            (Unaudited)
                                             ------------------------------------------
                                             Three Months Ended      Nine Months Ended
                                                 September 30,         September 30,
                                               2002        2001       2002       2001
                                             -------     -------     -------    -------
Consolidated EBITDA(1)                       $  19.8     $  16.4     $  47.5    $  42.3

Less: Interest Expense (2)                       3.2         3.9         9.4       12.2
      Depreciation and Amortization (3)          2.4         4.3         7.5       12.9
      Other Non-cash Charges                     0.2         0.3         0.7        0.8
      Nonrecurring and Restructuring Items       0.2         0.8         0.2        1.0
      Special Payment(4)                         1.8           -         1.8          -
                                             -------     -------     -------    -------
                                                 7.8         9.3        19.6       26.9
                                             -------     -------     -------    -------

 Consolidated Profit Before Income Taxes and
        Change in Accounting Principle       $  12.0     $   7.1     $  27.9    $  15.4
                                             =======     =======     =======    =======


(1) EBITDA as presented is calculated in accordance with the definition of that term contained in the Credit Agreement, and may not be comparable to similarly titled measures reported by other companies. Generally, the Credit Agreement defines EBITDA to consist of net income (loss) adjusted to exclude cash interest expense, income tax expense, depreciation, amortization, non-cash expenses and charges, gain or loss on sale or write-off of assets, extraordinary, unusual or nonrecurring gains, losses, charges or credits, and amounts paid as permitted dividends that are treated as compensation expense and defines interest expense as cash interest. EBITDA, and the Ratio of EBITDA to Interest Expense, are presented to facilitate a more complete analysis of the Company's financial performance, by adding back non-cash and nonrecurring items to operating income, as an indicator of the Company's ability to generate cash to service debt and other fixed obligations. Investors should not rely on EBITDA as an alternative to operating income or cash flows, as determined in accordance with generally accepted accounting principles, as an indicator of the Company's operating performance, liquidity or ability to meet cash needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Company's operating income and cash flows.

(2) Includes amortization of deferred financing costs of $0.5 and $0.4 for the three-month periods ended September 30, 2002 and 2001, respectively and $1.4 and $1.3 for the year-to-date periods ended September 30, 2002 and 2001, respectively.

(3) The three-month and year-to-date periods ended September 30, 2001 include amortization of intangibles of $0.6 and $1.8, respectively.

(4) Payment made to holders of all stock options and deferred shares of $19.54 per share in connection with the dividend payment.

NOTE 13 - FINANCIAL POSITION AND RESULTS OF OPERATIONS OF HOLDING AND REMINGTON

         The following condensed consolidating financial data provides information regarding the financial position and results of operations of Holding and its wholly owned subsidiary, Remington, including Remington's wholly owned subsidiaries Remington International, Ltd., RA Brands, L.L.C., RBC Holding, Inc. and RA Factors, Inc. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company's public securities, the Notes. Further, the Notes are fully and unconditionally guaranteed by Holding and the subsidiaries of Remington, other than Remington International, Ltd., which has no significant operations.


                       RACI HOLDING, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                       Combined
                                        Guarantor                                                    RACI Holding, Inc
ASSETS                                Subsidiaries      Remington        Holding     Eliminations     and Subsidiaries
------                                ------------      ---------       --------     ------------     ----------------
Current Assets                          $   89.6        $  105.9        $     -        $     -           $  195.5
Receivable from Remington, Net              73.3              -              8.2           81.5                -
Noncurrent Assets                           49.6           308.7           103.8          300.7             161.4
                                        --------        --------        --------       --------         ---------
    Total Assets                        $  212.5        $  414.6        $  112.0       $  382.2          $  356.9
                                        ========        ========        ========       ========          ========


LIABILITIES, REDEEMABLE SHARES
AND SHAREHOLDERS' EQUITY
------------------------
Current Liabilities                     $   10.9        $  104.8        $     -        $     -           $  115.7
Payable to RACI Holding, Inc, Net             -              8.2              -             8.2                -
Payable to RBC Holding, Inc., Net             -              0.7              -             0.7                -
Payable to RA Brands, L.L.C., Net             -             43.9              -            43.9                -
Payable to RA Factors, Inc., Net              -             28.7              -            28.7                -
Noncurrent Liabilities                       4.7           124.5              -              -              129.2
Redeemable Shares                             -               -              6.3             -                6.3
Shareholders' Equity                       196.9           103.8           105.7          300.7             105.7
                                        --------        --------        --------       --------          --------
    Total Liabilities, Redeemable
    Shares and Shareholders' Equity     $  212.5        $  414.6        $  112.0       $  382.2          $  356.9
                                        ========        ========        ========       ========          ========

                                            RACI HOLDING, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATING BALANCE SHEETS
                                                     DECEMBER 31, 2001
                                                        (UNAUDITED)

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
                                        ========        ========        ========       ========          ========

                       RACI HOLDING, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                     Combined
QUARTER ENDED                       Guarantor                                                RACI Holding, Inc
SEPTEMBER 30, 2002                 Subsidiaries      Remington    Holding    Eliminations     and Subsidiaries
--------------------------         ------------      ---------    -------    ------------     ----------------
Sales                                $   -            $ 122.5      $  -         $   -            $ 122.5
Gross Profit                             -               36.3         -             -               36.3
Royalty Income (Expense)                7.4              (7.4)        -             -                 -
Factoring Income (Expense)              4.2              (4.2)        -             -                 -
Income from Equity Investees             -                5.3        7.3          12.6                -
Net Income                              5.3               7.3        7.3          12.6               7.3



                                    Combined
QUARTER ENDED                       Guarantor                                                RACI Holding, Inc
SEPTEMBER 30, 2001                 Subsidiaries      Remington    Holding    Eliminations     and Subsidiaries
--------------------------         ------------      ---------    -------    ------------     ----------------
Sales                                $   -            $ 114.1      $  -         $   -            $ 114.1
Gross Profit                             -               30.6         -             -               30.6
Royalty Income (Expense)                6.8              (6.8)        -             -                 -
Factoring Income (Expense)              3.9              (3.9)        -             -                 -
Income from Equity Investees             -                6.7        4.4          11.1                -
Net Income                              6.7               4.4        4.4          11.1               4.4


                                     Combined
NINE MONTHS ENDED                    Guarantor                                                RACI Holding, Inc
SEPTEMBER 30, 2002                 Subsidiaries      Remington    Holding    Eliminations     and Subsidiaries
--------------------------         ------------      ---------    -------    ------------     ----------------
Sales                                $   -            $ 314.2      $  -         $   -            $ 314.2
Gross Profit                             -               95.3         -             -               95.3
Royalty Income (Expense)               18.9             (18.9)        -             -                 -
Factoring Income (Expense)             10.7             (10.7)        -             -                 -
Income from Equity Investees             -               17.3       15.6          32.9                -
Net Income                             17.3              15.6       15.6          32.9              15.6



                                     Combined
NINE MONTHS ENDED                    Guarantor                                                RACI Holding, Inc
SEPTEMBER 30, 2001                 Subsidiaries      Remington    Holding    Eliminations     and Subsidiaries
--------------------------         ------------      ---------    -------    ------------     ----------------
Sales                                $   -            $ 291.4      $  -         $   -            $ 291.4
Gross Profit                             -               84.1         -             -               84.1
Royalty Income (Expense)               20.1             (20.1)        -             -                 -
Factoring Income (Expense)             10.0             (10.0)        -             -                 -
Income from Equity Investees             -               19.8        9.5          29.3                -
Net Income                             19.8               9.5        9.5          29.3               9.5


                                  RACI HOLDING, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                   YEAR- TO-DATE -SEPTEMBER 30, 2002


                                                      Combined
                                                      Guarantor                                          RACI Holding, Inc
                                                    Subsidiaries   Remington    Holding   Eliminations   and Subsidiaries
                                                    ------------   ---------    -------   ------------   ----------------
Operating Activities
     Net Cash Used in Operating Activities             $ (0.1)     $  (5.5)    $  (0.4)     $   -           $    (6.0)


Investing Activities
  Capital Expenditures                                     -          (4.5)         -           -                (4.5)
  Dividends Received                                       -             -        15.1       15.1                   -
                                                       ------      -------      ------      -----            --------
     Net Cash Used in Investing Activities                 -          (4.5)       15.1       15.1                (4.5)

Financing Activities
  Net Borrowings under Revolving Credit Facility           -          18.0          -           -                18.0
  Cash Dividends Paid                                      -         (15.1)      (15.1)     (15.1)              (15.1)
  Decrease in Book Overdraft                               -          (6.0)         -           -                (6.0)
  Principal Payments on Long-Term Debt                     -          (0.6)         -           -                (0.6)
  Net Borrowings on Short-Term Debt                        -           1.1          -           -                 1.1
  Purchase of Treasury Stock                               -            -         (0.1)         -                (0.1)
  Proceeds from Issuance Common Stock
     and Redeemable Common Stock                           -            -          0.4          -                 0.4
                                                       ------      -------      ------      -----            --------
     Net Cash Used in Financing Activities                 -          (2.6)      (14.8)     (15.1)               (2.3)


Decrease in Cash and Cash Equivalents                    (0.1)       (12.6)       (0.1)         -               (12.8)
Cash and Cash Equivalents at Beginning of Period          0.1         13.3         0.1          -                13.5
                                                       ------      -------      ------      -----            --------
Cash and Cash Equivalents at End of Period             $   -       $   0.7      $   -       $   -            $    0.7
                                                       ======      =======      ======      =====            ========

                                 RACI HOLDING, INC. AND SUBSIDIARIES
                     UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  YEAR-TO-DATE -SEPTEMBER 30, 2001



                                                      Combined
                                                      Guarantor                                          RACI Holding, Inc
                                                    Subsidiaries   Remington    Holding   Eliminations   and Subsidiaries
                                                    ------------   ---------    -------   ------------   ----------------
Operating Activities
     Net Cash Used in Operating Activities             $  0.1      $  (7.5)    $  (0.2)     $   -           $    (7.6)


Investing Activities
  Capital Expenditures                                     -          (2.8)         -           -                (2.8)
                                                        ------      -------      ------      -----            --------
     Net Cash Used in Investing Activities                 -          (2.8)         -           -                (2.8)

Financing Activities
  Net Borrowings under Revolving Credit Facility           -          10.2          -           -                10.2
  Principal Payments on Long-Term Debt                     -          (1.0)         -           -                (1.0)
  Decrease in Book Overdraft                               -           4.5          -           -                 4.5
  Net Borrowings on Short-Term Debt                        -          (1.2)         -           -                (1.2)
  Proceeds from Issuance Common Stock                      -            -          0.2          -                 0.2
                                                        ------      -------      ------      -----            --------
     Net Cash Used in Financing Activities                 -          12.5         0.2          -                12.7


Decrease in Cash and Cash Equivalents                     0.1          2.2          -           -                 2.3
Cash and Cash Equivalents at Beginning of Period           -           2.7          -           -                 2.7
                                                       ------      -------      ------      -----            --------
Cash and Cash Equivalents at End of Period             $  0.1      $   4.9      $   -       $   -            $    5.0
                                                       ======      =======      ======      =====            ========

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

         One of the cases pending during the third quarter for which Remington bore financial responsibility involved the accidental fatal shooting in October 2000 of a nine-year-old boy, Gus Barber, with a Remington Model 700 bolt-action rifle being unloaded by his mother after a hunting trip in Montana. This tragedy was the focus of repeated local and national media attention, and the subject of a lawsuit filed in December 2001, in federal district court in Montana naming Remington and the Sellers as defendants. The lawsuit was resolved in May 2002 and was formally dismissed in July 2002. Like many Remington bolt-action centerfire firearms made before 1982, the Barber rifle was manufactured with a feature known as a `bolt-lock,' which requires the manual safety to be moved to the `fire' position to begin the process of unloading the rifle. Partly in response to this accident, in early March 2002, the Company initiated a nationwide product safety program under which the Company will clean, inspect and modify such centerfire firearms to remove the bolt-lock feature for $20. Participating customers will receive a transferable $20 rebate coupon on the purchase of specified Remington safety products. Approximately 2.5 million guns manufactured before 1982 may be eligible for this offer. The Company is unable to estimate the ultimate cost of this modification program, due to various uncertainties, including the number of customers who choose to participate in the program and the condition of their firearms. However, based in part on the length of time since these products were manufactured and the number of firearms submitted to date, the Company does not believe that the ultimate cost of the safety program will have a material adverse impact on financial condition or liquidity, but there can be no assurance of such an outcome.

NOTE 15 - STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. In rescinding SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. Management is currently evaluating the effects of this statement for future events and transactions.

         In June 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is currently evaluating the effects of this statement but does not believe that it will have a material impact on the financial condition, results of operation or cash flows of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes of Holding its subsidiary, Remington and Remington's wholly owned subsidiaries Remington International, Ltd., RA Brands, L.L.C., RBC Holdings, Inc. and RA Factors Inc. as of and for the quarter ended September 30, 2002, and with the Company's audited consolidated financial statements as of and for the year ended December 31, 2001, on file with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ended December 31, 2002, in part due to the seasonality of the Company's business.

BUSINESS TRENDS AND INITIATIVES

         The sale of hunting/shooting sports and fishing products depends upon a number of factors related to the level of consumer spending, including the general state of the economy and the willingness of consumers to spend on discretionary items. Historically, the general level of economic activity has significantly affected the demand for sporting goods products in the hunting/shooting sports and related markets. As economic activity slowed, as it did beginning in the fourth quarter 2000, confidence and discretionary spending by consumers declined. Management believes that if the general level of economic activity continues to decline, it could have a negative impact on sales of the Company's products, and that competitive pressures arising from any significant or prolonged economic downturn could have a material adverse impact on the Company's financial condition, results of operation or cash flows.

         Although the Company experienced a decrease in demand that coincided with the economic downturn that began in the fourth quarter of 2000 and continued through all of 2001, the Company did experience an increased demand for its Hunting/Shooting sports products in the fourth quarter of 2001, which has continued into the first nine months of 2002. Management believes that this increase in demand is attributable, at least in part, to the impact on consumers and government agencies resulting from the terrorist attacks on New York and Washington on September 11, 2001. Because the longer-term effects of such events are inherently unpredictable, management cannot determine with certainty the impact of these events on future demand. Management believes that the demand for Hunting/Shooting sports products depends on a number of factors, including the general state of the economy, and the Company can give no assurance that the recent increase in sales will continue.

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

         The United Mine Workers of America ("UMWA") represent hourly employees at the Company's plant in Ilion, New York. The collective bargaining agreement with UMWA was renegotiated effective October 2002 with the contract expiring in September 2007. There have been no significant interruptions or curtailments of operations due to labor disputes since prior to 1968 and the Company believes that relations with its employees are satisfactory.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2001

         Sales. Consolidated sales for the quarter ended September 30, 2002 increased $8.4 million or 7.4% from the quarter ended September 30, 2001 and consolidated sales for the first nine months of the year increased $22.8 million or 7.8% from the same period in 2001. The following tables compare sales by segment for each of the periods ended September 30:

                                       Three Months Ended Septemer 30,
                                ------------------------------------------
                                           Percent                Percent
                                  2002    of Total       2001     of Total
                                -------  ---------      -------   --------
Net Sales
  Hunting/Shooting Sports       $ 111.9      91%        $ 104.1       91%
  All Other                        10.6       9%           10.0        9%
                                -------  ---------      -------   -------
Consolidated Net Sales          $ 122.5     100%        $ 114.1      100%
                                =======  =========      =======   =======

                                       Nine Months Ended September 30,
                                ------------------------------------------
                                           Percent                Percent
                                  2002    of Total       2001     of Total
                                -------  ---------      -------   --------
Net Sales
  Hunting/Shooting Sports       $ 279.5      89%        $ 257.6       88%
  All Other                        34.7      11%           33.8       12%
                                -------  ---------      -------   -------
Consolidated Net Sales          $ 314.2     100%        $ 291.4      100%
                                =======  =========      =======   =======

     Hunting/Shooting Sports sales increased $7.8 million or 7.5% in the third quarter of 2002 as compared to the same period in 2001. Hunting/Shooting Sports sales for the first nine months of 2002 increased $21.9 million or 8.5% from the same period in 2001.

     Firearm sales of $47.7 million for the quarter ended September 30, 2002 increased $5.0 million or 11.7% from the quarter ended September 30, 2001 and year-to-date sales of $148.2 million increased $8.7 million or 6.2% from the same year-to-date period in 2001, resulting primarily from higher sales volumes in shotguns and centerfire rifles, mainly the 870 Express series of shotguns, the Model 700, the Model 710 centerfire rifles and M-24 military rifle system combined with higher pricing in both the centerfire and shotgun product lines.

     Ammunition sales of $64.2 million for the quarter ended September 30, 2002 increased $2.8 million or 4.6% from the same quarter in 2001 and year-to-date ammunition sales were $131.3 million, an increase of $13.2 million, or 11.1%, from the same period in 2001 primarily attributable to higher sales volumes across all product categories, especially the new tungsten-nickel iron alloy shotshell product and rimfire ammunition.

     The increase in sales in the Hunting/Shooting Sports segment for the first nine months of 2002 can be attributed in part to the lower level of shipments that were experienced in the first nine months of 2001. This lower level of shipments was due in part to a decrease in demand for Hunting/Shooting Sports products in such period, which management believes was related to the economic slowdown in 2001. The Company has experienced an increased demand for its Hunting/Shooting sports products in the fourth quarter of 2001, which has continued into the first nine months of 2002. See "--Business Trends and Initiatives."

         Sales of all other products, including fishline, accessories, targets and powder metal products increased in the third quarter 2002 from the same period 2001 by $0.6 million or 6.0%, primarily attributable to an increase in sales of fishline products. Year-to-date sales were $0.9 million, or 2.7% higher than the comparable 2001 period, primarily as a result of higher sales of accessory products, mainly gun parts combined with higher sales of target products slightly offset by lower sales of fishline products.

     Cost of Goods Sold. Cost of goods sold for the third quarter of 2002 increased $2.7 million, or 3.2%, from the third quarter of 2001. For the first nine months of 2002, cost of goods sold increased $11.6 million, or 5.6%, from the same period in 2001. The increase in both the quarter and year-to-date periods is primarily due to higher sales volumes in both the Hunting/Shooting Sports and All Other segments. As a percentage of sales, cost of goods sold for the third quarter of 2002 decreased to 70.4% from 73.2% and for the first nine months of 2002 decreased to 69.7% from 71.1% due primarily to higher sales volumes of higher margin firearm products combined with improved manufacturing costs associated with higher production levels at the ammunition facility and lower depreciation expense, slightly offset by higher retiree benefits costs and workers compensation expense.

         Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense. Operating expenses for the third quarter of 2002 were $21.1 million, an increase of $1.5 million, or 7.7%, from the third quarter of 2001. Year-to-date operating expenses for 2002 were $58.0 million, an increase of $1.5 million, or 2.7%, from the same period of 2001, due primarily to the factors discussed below.

         Selling, general and administrative expenses for the third quarter of 2002 were $17.7 million, an increase of $0.2 million, or 1.1%, from the third quarter of 2001. Year-to-date selling, general and administrative expenses were $51.2 million, a $1.2 million or a 2.4% increase from the same year-to-date period in 2001. The increase from the prior year periods for the quarter and year-to-date was primarily attributable to increases in variable administrative expense and insurance premiums offset by a reduction in distribution and bad debt expense combined with an increase in licensing income.

         Other expense for the quarter and year to date periods ended September 30, 2002 increased $1.2 million and $0.1 million from the same periods in 2001, respectively. The increase for the quarter and year-to-date periods was due to a special payment made in connection with dividends paid during the third quarter, offset by the elimination of the amortization of certain intangibles under SFAS No. 142.

         Interest Expense. Interest expense for the quarter ended September 30, 2002 was $3.2 million, a decrease of $0.7 million, or 17.9%, from the third quarter of 2001, and year-to-date interest expense was $9.4 million, a decrease of $2.8 million, or 23.0% from the same period in 2001. The decrease in interest expense from 2001 to 2002 for both the quarter and year-to-date period resulted from a decrease in interest rates combined with a decrease in average outstanding debt under the Company's Revolving Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

The following represents the contractual and other commercial commitments of the
Company:

                                                  Payments Due by Period
                                       -----------------------------------------

                                          Total
                                         Amounts     Less Than        1-3         4-5         Over 5
Contractual Obligations                 Committed      1 Year        Years       Years        Years
-----------------------                 ---------    ---------     --------     -------       ------
 9.5% Senior Subordinated Notes
    Due 2003                             $  86.9         $  --     $  86.9      $   --        $   --
 Revolving Credit Facility                  43.0          43.0          --          --            --
 Capital Lease Obligations                   1.8           0.9         0.9          --            --
 Operating Leases                           11.8           2.5         5.7         1.7           1.9
 Other Long-term Obligations                11.0           8.0         3.0          --            --
                                       ----------    ----------    ---------    --------      --------
Total Contractual Cash Obligations       $ 154.5         $54.4     $  96.5      $  1.7        $  1.9


Other Commercial Commitments
    Standby Letters of Credit                 5.1          5.1          --          --            --
                                       ----------    ----------    ---------    --------      --------
     Total Commercial Commitments         $  5.1        $  5.1     $    --      $   --        $   --



         Liquidity. As of September 30, 2002, the Company had outstanding $131.7 million of indebtedness, consisting of approximately $86.9 million (face amount) of the Company's 9.5% Senior Subordinated Notes, $43.0 million in revolving credit borrowings under the Company's Credit Agreement, and $1.8 million in capital lease obligations. As of September 30, 2002, the Company also had aggregate letters of credit outstanding of $5.1 million and $121.9 million was available for borrowing under the Company's Revolving Credit Facility.

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

         The Company's Credit Agreement provides for aggregate borrowings of $170.0 million under a revolving credit facility through September 30, 2003. The outstanding balance of $43.0 million at September 30, 2002 was reclassified from long-term debt to current portion of long term debt. The current outstanding principal amount of $86.9, on the Notes matures on December 1, 2003. Given the maturities of the Notes and the Credit Agreement, the Company is currently seeking refinancing options and will seek to refinance its Credit Agreement and the Notes prior to their respective maturities, although no assurance can be given in this regard. Such a refinancing could involve, among other possibilities, new senior secured debt, new debt securities or a combination thereof, and could increase the Company's debt levels. The terms of any new debt, including interest rates and other economic terms, as well as the financial, operating and other covenants, could differ significantly from the Company's existing financing arrangements. Failure to refinance either the Notes or the Credit Agreement would adversely impact the Company's liquidity and operations and could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

         Credit Agreement. The obligations under the Credit Agreement are guaranteed by Holding and are secured by a pledge of the Company's capital stock and by pledges of and security interests in substantially all the Company's property and assets, including the Company's ownership interests in its subsidiaries RA Brands, L.L.C., RBC Holdings, Inc. and RA Factors, Inc. The Credit Agreement contains various default provisions and affirmative and negative covenants, including a negative pledge with respect to the Company's unencumbered assets, and certain financial covenants that require the Company to meet certain financial ratios and tests. The failure to comply with such affirmative and negative covenants (including financial covenants), or any other default under the Credit Agreement, could result in the acceleration of the Company's obligations under the Credit Agreement. As of September 30, 2002, the Company was in compliance in all-material respects with the financial covenants under the Credit Agreement, as amended on December 6, 2001.

         Loans under the Credit Agreement generally bear interest, at the Company's option, at a variable rate equal to either (i) the rate that is the highest of the administrative agent's prime rate, or certain alternative rates, in each case plus a margin of up to 1.25% per annum ("ABR Loans"), or (ii) the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market plus a margin of up to 2.25% per annum ("Eurodollar Loans"). Each quarter the interest rate margin will be subject to adjustment based upon maintenance of a certain consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended and will range from 0.5% to 1.25% per annum for ABR Loans and from 1.5% to 2.25% per annum for Eurodollar Loans. Commitment fees of 0.5% are payable on the average daily unused portion of the Revolving Credit Facility and can be reduced up to 0.125% based upon the same financial performance measures. On May 15, 2002, the interest rate margin was reduced 0.25%, as a result of the consolidated leverage ratio and the commitment fees remained unchanged. The Company's performance for the third quarter will result in the interest rate margin being reduced 0.25% effective as of the filing date of this Quarterly Report on Form 10-Q. The occurrence of certain changes in control is an event of default under the Credit Agreement.

     Dividends and Other Compensation. On July 31, 2002 the Company declared a special dividend of $19.54 per share, in an aggregate amount of $15.1 million to all shareholders of record on that date. The Company also declared a special payment to holders of all stock options and deferred shares of $19.54 per share, in an aggregate amount $1.8 million on that date which was recorded as other expense. The special dividend and special payment were paid on August 2, 2002 with proceeds from borrowings under the Revolving Credit Facility. As Holding has no separate operations, its ability to pay dividends is dependent upon the extent to which it receives dividends or other funds from Remington. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the respective company and will be subject to the restrictions set forth in the Credit Agreement and the indenture for the Notes, which currently contain certain restrictions on dividends from Remington to Holding and will be subject to restrictions, if any, imposed by other indebtedness outstanding from time to time.

         Cash Flows. Net cash used in operating activities was $6.0 million and $7.6 million for the nine-month periods ended September 30, 2002 and 2001, respectively. The decrease in cash used in operating activities resulted primarily from an increase in earnings and non-cash add-backs offset by an increase in working capital components. Accounts receivable increased $40.4 million from December 31, 2001 to $85.9 million primarily as a result of approximately $51.7 million of firearms and ammunition sales on extended terms, which is consistent with prior years. Some of these terms provide cash discount incentives and require payment by October and November 2002 and April 2003. Inventories increased $4.4 million from December 31, 2001 to $88.4 million as a result of the seasonality of the business combined with working capital management efforts to keep inventory levels in line with sales projections. See "--Seasonality." Accounts payable increased $4.7 million from December 31, 2001 to $25.9 million as a result of the Company's increased spending due to higher production levels combined with working capital management efforts to purchase on extended terms. Net cash used in investing activities in the first nine months of 2002 and 2001 were $4.5 million and $2.8 million, respectively, consisting primarily of capital expenditures for new equipment related to the manufacture of firearms and ammunition, as well as replacement equipment and improvement projects concentrated on enhancing operating efficiency throughout existing facilities. Net cash used in financing activities during the first nine months of 2002 was $2.3 and net cash provided by financing activities during the first nine months of 2001 was $12.7 million. The increase in cash used in financing activities primarily resulted from payments on long-term capital leases and the book overdraft combined with the dividend payment of $15.1 and cash on hand at the beginning of 2002 offset increased borrowings on the revolving credit facility and short-term debt.

     Working Capital. Working capital decreased to $79.8 million at September 30, 2002 from $ 96.6 million at December 31, 2001, primarily resulting from reclassifying the outstanding balance of $43.0 million on the revolving credit facility from long term to current combined with increases in accounts payable and other liabilities partially offset by increases in accounts receivable and inventory. See "-Cash Flows." The seasonality of the Company's business generally causes accounts receivables to be higher in the first three quarters of the year. See "-Seasonality."

         Capital Expenditures. Capital expenditures for the nine months ended September 30, 2002 were $4.5 million, primarily for new equipment related to the manufacture of firearms and ammunition, as well as replacement equipment and improvement projects concentrated on enhancing operating efficiency throughout existing facilities. The Company expects capital expenditures for 2002 to be in a range of $7.0 million to $9.0 million.

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

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. In rescinding SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. Management is currently evaluating the effects of this statement for future events and transactions.

         In June 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is currently evaluating the effects of this statement but does not believe that it will have a material impact on the financial condition, results of operations or cash flows of the Company.

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

         State and local laws and regulations vary significantly in the level of additional restriction, beyond those established under federal law, placed on gun manufacture, ownership and transfer. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Certain states have enacted, or considered, legislation regarding the sale of locking devices together with firearms; although most are limited to handguns, some would apply to Remington shotguns and rifles. Although many states have mandatory waiting period laws in effect for handguns, there are currently few restrictive state regulations applicable to handgun ammunition. The Company's current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of "assault weapons." Bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called "ballistic images" of ammunition fired from new guns. To date, only two states have established such registries, and neither state includes such "imaging" data from long guns.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain of the  statements  contained  in this  report  (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation: (i) the statement in "Business Trends and Initiatives" concerning the Company's belief that the demand for hunting/shooting sports products depends on a number of factors including the general state of the economy; (ii) the statement in "Business Trends and Initiatives" that the Company's management will continue to review the Company's operations with a view towards controlling costs in response to competitive pressures; (iii) the statements in "-Liquidity and Capital Resources
- Cash Flows" concerning the Company's belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility; (iv) the statement in "Liqudity and Capital Resources
- Liquidity" that the Company will seek to refinance its Credit Agreement and/or the Notes prior to their respective maturities, (v) the statement in "Liquidity and Capital Resources - Capital Expenditures" that the Company expects capital expenditures for 2002 to be in a range of $7.0 million to $9.0 million; (vi) the statement in "Statements of Financial Accounting Standards Not Yet Adopted" that the Company does not believe that SFAS No. 146 will have a material impact on the financial condition, results of operations or cash flows of the Company;
(vii) the Company's statements in "Quantitative and Qualitative Disclosures About Market Risk" concerning the Company's belief that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company and that it does not have a material exposure to fluctuations in foreign currencies; (viii) the statements in "Legal Proceedings" concerning the Company's belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company; and (ix) other statements as to management's or the Company's expectations and beliefs presented in "Legal Proceedings."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of September 30, 2002. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company's products. At September 30, 2002, the Company's outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date have a fair market value of approximately $0.2 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         In November 2002, an evaluation of the effectiveness of the Company's disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.

         Furthermore, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the November 2002 evaluation. Refer to the Certifications by the Company's Chief Executive Officer and Chief Financial Officer following the signature page of this report.

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

     As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of September 30, 2002, approximately 16 individual bodily injury cases and claims were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the pending individual cases and claims, approximately two involve matters for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 14 pending cases involve post-Acquisition occurrences for which the Company bears responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of approximately one of these cases involving certain shotguns, as described below.

     One of the cases pending during the third quarter for which Remington bore financial responsibility involved the accidental fatal shooting in October 2000 of a nine-year-old boy, Gus Barber, with a Remington Model 700 bolt-action rifle being unloaded by his mother after a hunting trip in Montana. This tragedy was the focus of repeated local and national media attention, and the subject of a lawsuit filed in December 2001, in federal district court in Montana naming Remington and the Sellers as defendants. The lawsuit was resolved in May 2002 and was formally dismissed in July 2002. Like many Remington bolt-action centerfire firearms made before 1982, the Barber rifle was manufactured with a feature known as a `bolt-lock,' which requires the manual safety to be moved to the `fire' position to begin the process of unloading the rifle. Partly in response to this accident, in early March 2002, the Company initiated a nationwide product safety program under which the Company will clean, inspect and modify such centerfire firearms to remove the bolt-lock feature for $20. Participating customers will receive a transferable $20 rebate coupon on the purchase of specified Remington safety products.

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

         In City of St. Louis a First Amended Complaint naming Remington was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the United States District Court for the Eastern District of Missouri by third-party defendant, Denel (Pty) Ltd., a firearms manufacturer majority-owned by the Republic of South Africa. Removal was made pursuant to Title 28, section 1330, of the United States Code, as an action involving a foreign state. On September 25, 2001, the federal court remanded the case to state court, (where motions to dismiss are pending). On March 1, 2002, the St. Louis City court granted the defendants' motion to transfer venue to the Circuit Court for St. Louis County. Plaintiffs' challenge to that ruling was rejected, and defendants' motion to dismiss in this new venue is scheduled to be heard on January 24, 2003.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


       99.1                Reconciliation of Income from Operations to EBITDA.



(b) Reports on Form 8-K

         The Company  filed  Current  Report on Form 8-K with the  Commission on
         August 13, 2002 concerning certifications regarding Exchange Act filings.

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


                                      RACI HOLDING, INC.


                                             /s/ Mark A. Little
                                      -----------------------------------------
                                                 Mark A. Little

                                      Executive Vice President, Chief Financial
                                      Officer and Chief Administrative Officer
                                      (Principal Financial Officer)






November 12, 2002

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Thomas L, Millner, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of RACI Holding, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e. any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                        /s/ Thomas L. Millner
                                      -----------------------------------------
                                                   Thomas L. Millner
                                         President and Chief Executive Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Mark A. Little, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of RACI Holding, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e. any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 12, 2002                      /s/ Mark A. Little
                             ---------------------------------------------------
                                                Mark A. Little
                               Executive Vice President, Chief Financial Officer
                                       and Chief Administrative Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas L. Millner, certify that this quarterly report on Form 10-Q of RACI Holding, Inc. fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: November 12, 2002                  /s/ Thomas L. Millner
                               -------------------------------------------------
                                             Thomas L. Millner
                                     President and Chief Executive Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark A. Little, certify that this quarterly report on Form 10-Q of RACI Holding, Inc. fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: November 12, 2002             /s/ Mark A. Little
                           ----------------------------------------------
                                       Mark A. Little
                          Executive Vice President, Chief Financial Officer
                                 and Chief Administrative Officer

                                INDEX TO EXHIBITS



   Exhibit No.             Description

       99.1                Reconciliation of Income from Operations to EBITDA.